Form 10KSB
period 1997-12-31
PACIFIC ALLIANCE CORP /UT/
filed 1998-12-24
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-KSB


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-78910 -C


                            PACIFIC ALLIANCE CORPORATION.

             (Name of Small Business Issuer as specified in its charter)

               Delaware                              87-044584-9
     (State or other jurisdiction of              (I.R.S. employer
      incorporation or organization                identification No.)


                                1661 Lakeview Circle
                                     Ogden, UT
                                     (Zip Code)
                                        84403
                      (Address of principal executive offices)


           Issuer's telephone number, including area code:  (801) 399-3632


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act :None


      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No x/
 .

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The Issuer's revenues for the fiscal year ended December 31, 1997 were -0-.

      As of November 30, 1998, 8,853,208 shares of the Issuer's common stock were issued and outstanding of which 2,595,394 were held by non-affiliates. As of November 30, 1998, there was no active market in the Issuers securities.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                               TABLE OF CONTENTS

                                                                          Page
PART I
Item 1.    Description of Business..........................................3
Item 2.    Properties.......................................................11
Item 3.    Legal Proceedings................................................11
Item 4.    Submission of Matters to a Vote of Security Holders..............11


PART II
Item 5.    Market for the Registrant's Common Stock and Related Security
           Holder Matters...................................................11
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation.............................................15
Item 7.     Financial Statements............................................18
Item 8.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................26

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................26
Item 10.   Executive Compensation...........................................27
Item 11.   Security Ownership of Certain Beneficial Owners and Management...29
Item 12.   Certain Relationships and Related Party Transactions.............30
Item 13.   Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K.........................................................31
                Index to Exhibits...........................................31


                                    PART I

Disclosure Regarding Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in this Form 10-KSB include information that is forward looking, such as the Company's opportunities to tax obligations, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, certain other risks described in Item 1 under "and in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Pacific Alliance Corporation (the "Company") is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On June 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement"). The Effective Date of the Plan was June 8, 1998. Although the Company's Chapter 11 Plan of Reorganization has been confirmed by the Bankruptcy Court, the Company continues to operate under the jurisdiction of the Court. The Company's current business plan calls for it to locate and acquire an operating company.

History

      The Company was organized on April 22, 1986 under the laws of the State of Utah under the name of Kaiser Research, Inc. On December 2, 1994, the Company changed its domicile from the State of Utah to the State of Delaware through a reincorporation merger. In order to effect the reincorporation merger, the Company formed a wholly-owned subsidiary under Delaware law under the name of PACSYND, Inc. After the change of the Company's domicile, it acquired a privately held corporation ("Private PSI") in a merger transaction, and in connection therewith, the Company's name was changed to Pacific Syndication, Inc.

      After the acquisition of Private PSI in December 1994, and prior to its filing of a Petition under Chapter 11, the Company was engaged in the business of transmitting television programming to television stations and others via satellite or land deliveries on behalf of production companies, syndicators and other distributors of television programming. Although the Private PSI was not the survivor of the Merger, and did not exist after the Merger, pursuant to the accounting requirements of the Securities and Exchange Commission the Merger was treated as a "reverse merger" and, solely for accounting purposes, Private PSI was deemed to be the survivor.

      Private PSI was formed under the laws of the State of Delaware in November 1991. Private PSI was formed to engage in the business of providing a variety of television industry related services to its clients. Such services included, but were not limited to, video tape duplication, standards conversion and delivery of television programming by way of conventional carriers (such as UPS, Airborne and Federal Express) and by satellite or fiber optic transmission.

      Private PSI provided its clients (primarily television producers, programmers and syndicators) with several related but different services, including distribution of syndicated programming to television stations, program mastering and standards conversion, infomercial customization and delivery, master tape and film storage, library distribution services and video integration and delivery services. Private PSI developed its own tape tracking and vault library management system and a system for infomercial customization and voice-over integration.

      From its inception, Private PSI was undercapitalized. It funded its initial operations through the factoring of its accounts receivable. The Company was unable to commence operations in the television programming services business and ultimately, substantially all of its assets were sold and it discontinued its operations.

Chapter 11 Plan of Reorganization

      On June 23, 1995, the Company filed a Petition under Chapter 11 of the U.S. Bankruptcy Code. As of December 1995, the Company had sold most of its assets, reduced its debt and terminated its operations. By that date, there was no trading market in the Company's securities. In 1996, Troika Capital, Inc. ("Troika"), a Utah corporation, agreed to assist the Company in developing a Plan of Reorganization which would provide the Company, its shareholders and creditors with at least a possibility of recouping all or some of their investment in the Company or the debts owed to them by the Company. Troika is a privately-owned Utah corporation which has been involved in various company formations, mergers and financings.

      Mark A. Scharmann, the President of Troika, and now the President of the Company, and his affiliates, were shareholders of the Company and creditors of the Company at the time the Company commenced its bankruptcy proceeding. Mr. Scharmann was a founder of the Company in 1986 and was an original shareholder of the Company. At the time the Company acquired Private PSI, he resigned as an officer and director of the Company but remained a shareholder and later became a creditor of the Company. Many of the investors in the Company are friends and acquaintances of Mr. Scharmann. The Company believed that if it were to liquidate, there would be a total loss to creditors and shareholders. Because of his own equity and debt investment in the Company, and his relationship with other shareholders and creditors of the Company, Mr. Scharmann agreed, through Troika, to develop a business plan for the Company and to attempt to assist the Company in carrying out such plan.

      The Plan of Reorganization developed for the Company by Troika was essentially as follows:

            1. Eliminate all non-tax liabilities of the Company through the conversion of debt into equity.

            2. Replace the current officers and directors of the Company with new management. The new management includes the following: Mark Scharmann, Dan Price and David Knudson.

            3. File all required Securities and Exchange Commission reports which may be necessary to bring the Debtor current in its filing requirements under Section 15(d) of the 1934 Act. File all SEC reports which become due in the future.

            4. File any tax returns which are in arrears and file all required tax returns and reports which become due in the future.

            5. Use existing cash of the Company to pay quarterly tax payments and for working capital.

            6. Prepare and bring current, the financial statements of the Company

            7. Attempt to raise additional cash to be used to fund quarterly tax payments and for working capital.

            8. Locate a private-company which is seeking to become a public company by merging with the Company.

            9. Assist the Company in completing any merger which is located and which the Board of Directors deems appropriate.

            10. Assist the post-merged company with shareholder relations, financial public relations and with attempts to interest a broker-dealer in developing a public market for the Company's common stock so that the Company's shareholders (including creditors whose' debt was converted into shares of the Company's common stock) may ultimately have a opportunity to liquidate their shares for value in market or in privately negotiated transactions.

      The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997. The Company continues to file monthly "Debtor in Possession Interim Statements" and "Debtor in Possession Operating Reports" with the the Office of the United States Trustee.

Post Confirmation Date Activities

      Since the Confirmation of the Plan of Reorganization the following have occurred:

      1. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

      2. The Company completed its audited financial statements for the years ended December 31, 1995, 1996 and 1997.

      3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $137,717 as September 30, 1998.

      4. The Company effected a 1-for-6 reverse split of its issued an outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

      5.    The Company changed its name to Pacific Alliance Corporation.

      6.    The   Company    obtained   the    preliminary    agreement   of   a
            registered-broker to make a market in the Company's common stock.

      7. The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities.

      8. The Company prepared and filed this Form 10-KSB.

Business Plan

           The Company's current business plan is to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a "Target Business"). The Company intends to utilize its limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which the Company believes has significant growth potential. The Company's efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located primarily elsewhere. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources the Company will, in all likelihood, have the ability to effect only a single Business Combination.

      The Company may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. To the extent the Company effects a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that the Company will properly ascertain or assess all risks.

     Probable Lack of Business Diversification. As a result of the limited resources of the Company, the Company, in all likelihood, will have the ability to effect only a single Business

Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate subsequent to consummation of a Business Combination. The prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Target Business by the Company, there can be no assurance that the Target Business will prove to be commercially viable.

      No Independent Appraisal of Potential Acquisition Candidates. The Company does not anticipate that it will obtain an independent appraisal or valuation of a Target Business. Thus, stockholders of the Company will need to rely primarily upon management to evaluate a prospective Business Combination. However, a Business Combination will not be consummated unless it is approved by the stockholders of the Company

      Limited Ability to Evaluate Management of a Target Business. The role of the present management of the Company, following a Business Combination, cannot be stated with any certainty. Although the Company intends to scrutinize closely the management of a prospective Target Business in connection with its evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that the Company's assessment of such management will prove to be correct. While it is possible that certain of the Company's directors or its executive officers will remain associated in some capacities with the Company following consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the particular Target Business. The Company also may seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that the Company will have the ability to recruit additional personnel or that such additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that the future management of the Company will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development.

      Selection of a Target Business and Structuring of a Business Combination. Management of the Company will have substantial flexibility in identifying and selecting a prospective Target Business within the specified businesses. In evaluating a prospective Target Business, management will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target

Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

      The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objectives. In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

      The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officers and directors intend to devote only a small portion of their time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, each officer and director of the Company will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

      The Company anticipates that various prospective Target Businesses will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, directors and their affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, it may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis (other than the independent investment banker), the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation.

       As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business
Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

      There currently are no limitations on the Company's ability to borrow funds to effect a Business Combination. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.
Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

Competition

      The Company expects to encounter intense competition from other entities having business objectives similar to that of the Company. Many of these entities are well established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business

Combination more quickly than the Company. This inherent competitive limitation may compel the Company to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit the Company to satisfy its stated business objectives.

Uncertainty of Competitive Environment of Target Business

      In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a Business Combination, the Company will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

Certain Securities Laws Considerations

      Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company will only be able to effect a Business Combination with a prospective Target Business that has available audited financial statements or has financial statements which can be audited.

Shareholder Approval

      The Company will not effect any merger unless it first obtains approval from its shareholders. In connection with obtaining shareholder approval of a proposed merger, the Company will distribute a Proxy, Notice of Meeting of Stockholders and Proxy Statement which contains information about the proposed acquisition transaction. Such information will likely include audited financial statements and other financial information about the acquisition target which meets the requirements of Form 8-K as promulgated under the Securities Exchange of 1934, as amended, resumes of potential new management, description of potential risk factors which shareholders should consider in connection with their voting on the proposed acquisition and a description of the business operations of the acquisition target.

      Troika and its affiliate will vote all of their shares of the Company's common stock for or against any merger proposal in the same ratio which the shares owned by other shareholders are voted. This will permit other shareholders to be able to effectively determine whether the Company acquires any particular Operating Company. The merger will be effected only if a majority of the other shareholders attending the meeting of shareholders in person and/or by proxy, vote in favor of such proposed merger. The shares of Troika and its affiliates will be included for purposes of determining whether a quorum of shareholders is present at the meeting.

Employees

      As of the date of this Prospectus, the Company has no full time employees.

ITEM 2.  PROPERTIES

      The Company's offices are located at 1661 Lakeview Circle, Ogden, UT 84403. The Company, pursuant to an oral agreement, utilizes an office at the residence of Mark A. Scharmann, a stockholder of the Company and the Company's President. Until the acquisition of a Target Business, the Company will pay Mr. Scharmann $ 500 per month for rent, office and secretarial services.

ITEM 3.  LEGAL PROCEEDINGS

      Except for the continued jurisdiction of the U.S. Bankruptcy Court, and the matter described below, the Company is not party to any legal actions as of the date of this Form 10-KSB.

      In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract, for past due rent and for other damages. As of December 31, 1997, past due rent claimed by the defendant was approximately $150,000. The defendant also seeks damages in the amount of $75,000 pursuant to a stock purchase agreement. The Company is unable to predict the outcome of this litigation. The Company has assigned its position in this matter to another entity. The Company does not believe this litigation will have any material impact on its future operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      There is no active market for the Company's common stock. The Company's common stock is sporadically traded on a workout basis in the over-the-counter market.

Shares Issued in Unregistered Transactions

Shares Issued Prior to Confirmation Date

      Immediately prior to the confirmation of the Company's Plan of Reorganization by the Bankruptcy Court on May 28, 1997, there were a total of 12,594,422 shares of the Company's common stock issued and outstanding. The Plan of Reorganization, called for a 1-for-6 reverse split of the issued and outstanding shares which reduced the 12,594,422 shares to 2,099,125 shares.

Shares Issued to Troika

      Pursuant to the Plan of Reorganization, 5,000,000 shares of the Company's common stock, calculated after the reverse stock split, were issued to Troika Capital Investment. The shares issued to Troika were issued pursuant to Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act").

Shares Issued to Creditors

       A total 1,458,005 shares of the Company's common stock (calculated after the 1-for-6 reverse stock split) were issued to creditors pursuant to the Plan of Reorganization. In exchange for every $1.00 of Allowed Unsecured Claims (as defined in the Plan of Reorganization) a creditor was issued one share of common stock, one Class A Warrant and One Class B Warrant. Each Class A Warrant entitles the holder to purchase one share of the Company's common stock at $2.50 per share for a period of three years commencing on the Effective Date of the Plan. Each Class B Warrant entitles the holder to purchase one share of the Company's common stock at 5.00 per share for a period of five years commencing on the Effective Date of the Plan. The Effective Date of the Plan was June 8, 1997. The 1,458,005 shares and the Class A and Class B Warrants issued to claim holders, were issued under Section 1145 of the United States Bankruptcy Code (the "Code"). Section 1145 provides that the securities registration requirements of federal, state and local laws do not apply to the offer or sale of securities issued by a debtor (or its successor) if (i) the offer or sale occurs under a plan of reorganization and (ii) the securities are transferred in exchange (or principally in exchange) for a claim against or interest in the debtor. Accordingly, under Section 1145 of the Code, the issuance of common stock in exchange for a Claim against the Company was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "1933 Act") and from the registration requirements of any state securities laws. Approximately 86 creditors were issued shares in exchange for claims against the Company.

      Resales or Transfers of Plan Securities. Any person who is not an "underwriter" under Section 1145 of the Code or a "dealer" under the 1933 Act and who transfers shares received under the Plan ("Plan Securities") need not comply with the registration requirements of the 1933 Act or of any state securities laws. The term "underwriter", as used in Section 1145, includes four categories of persons, which are referred to in this Disclosure Statement as "Controlling Persons",

"Accumulators", "Distributors" and " Syndicators". "Dealers" and the four types of underwriters are discussed below.

            a. Controlling Persons. "Controlling Persons" are persons who, after the Effective Date, have the power, whether direct or indirect and whether formal or informal, to control the management and policies of the reorganized debtor. Whether a person has such power depends on a number of factors, including the person's equity in the reorganized debtor relative to other equity holders, and whether the person, acting alone or in concert with others, has a contractual or other relationship giving that person power over management policies and decisions. In order to transfer the Plan Securities without registration, a Controlling Person would be required to comply with the restrictions set forth in SEC Rule 144, other than the holding period requirement set forth in that Rule. The restrictions of Rule 144 are complicated. In general, in order for the resale of Plan Securities by a Controlling Person to be permissible under Rule 144, the Controlling Person must not sell during any three-month period, more than one percent of the Company's common stock (or, if greater, the average weekly report volume of trading in such securities).

            b. Accumulators and Distributors. "Accumulators" are persons who purchase a Claim against or Interest in the Company with a view to distribution of any Plan Securities to be received under the Plan in exchange for such Claim or Interest. "Distributors" are persons who offer to sell Plan Securities for the holders of those securities. In a 1986 SEC No- Action Letter (Manville Corp.), the SEC staff took the position that resales by Accumulators and Distributors of securities distributed under a plan are exempt from the registration requirements of the 1933 Act if made in "ordinary trading transactions". The SEC staff took the position that a transaction is an ordinary trading transaction if it is made on an exchange or in the over-the-counter market at a time when the issuer is a reporting company under the 1934 Act and does not involve any of the following factors:

                  (i) concerted action by recipients of Plan Securities in connection with the sale of such securities, concerted action by distributors on behalf of one or more such recipients in connection with such sales, or both;

                  (ii) informational documents concerning the offering of the securities prepared or used to assist in the resale of such securities other than this Disclosure Statement and any supplements hereto and documents filed with the SEC by the issuer pursuant to the 1934 Act; or

                  (iii) special compensation to brokers and dealers in connection with the sale of such securities designed as a special incentive to resell such securities, other than compensation that would be paid pursuant to arm's length negotiations between a seller and a broker or dealer, each acting unilaterally, and not greater than the compensation that would be paid for a routine similar-sized sale of a similar issue.

            c. Syndicators. "Syndicators" are persons who offer to buy Plan Securities from the holders with a view to distribution, under an agreement made in connection with the Plan, with consummation of the Plan or with the offer or sale of securities under the Plan.

            d. Dealers. "Dealers" are persons who engage either for all or part of their time, directly or indirectly, as agent, broker, or principal, in the business of offering, buying, selling, or otherwise dealing or trading in securities. Section 4(3) of the 1933 Act exempts transactions in the Plan Securities by dealers taking place more than 40 days after the Effective Date. Within the 40-day period after the Effective Date, transactions by dealers who are stockbrokers are exempt from the 1933 Act pursuant to Section 1145 (a) (4) of the Code, as long as the stockbrokers deliver a copy of this Disclosure Statement (and periodic supplements hereto, if any, as ordered by the Court) at or before the time of delivery of Plan Securities to their customers. This requirement specifically applies to trading and other aftermarket transactions in such securities. In this regard, however, in the 1986 SEC No-Action Letter (Manville Corp.), the staff of the SEC took the position that it would not recommend action if stockbrokers did not comply with the Disclosure Statement delivery requirements of Section 1145 (a) (4) as long as the issuer of the securities was a reporting person under the 1934 Act and was current and timely in its reporting obligations.

Shares Issued Subsequent to Confirmation Date

      As part of the Plan, the Company issued 5,000,000 shares to Troika Capital for $25,000. Subsequent to the Confirmation Date, the Company issued its securities in non-registered transactions pursuant to the exemption provided by
Section 4(2) of the Securities Act. The Company did not pay a commission or any finders fees in connection with such transactions. The securities issued in such transactions were as follows:

                          Number of
Issued To                  Shares        Date              Consideration
-------------------------------------------------------------------------------
Harold Spector             16,000      5/28/98    Consulting services valued at $80
Workout Specialists, Inc.  200,000     6/29/98    Consulting services valued at $1,000
William M. Hynes, II       80,078      9/30/98    These shares were issued to Mr.
                                                  Hynes as payment in full for
                                                  $80,077.57 in IRS tax credits
                                                  transferred to the Company by Mr.
                                                  Hynes.
Total:                     296,078

Holders

      As of November 30, 1998, there were 8,853,208 shares of common stock outstanding and approximately 152 stockholders of record of common stock.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The Company has had no operations during the last three years. During this period, the Company has been involved in a Chapter 11 Proceeding under the Unites States Bankruptcy Code. In May 1997, the Company's Plan or Reorganization was confirmed by the U.S. Bankruptcy Court. The Company intends to attempt to commence operations in an active business by acquiring or merging with an operating company. No potential merger target has been identified as of this date.

        The Plan of Operation of the Company is further described in Item 1 of this Form 10-KSB.

Liquidity and Capital Resources

        Presently, the Company's assets consist solely of a minimal amount of cash. As of December 31, 1997, the Company had total assets of $7,992. Therefore, the Company had essentially no usable cash as of December 31, 1997 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 1997, the Company had total liabilities of $374,467 of which $357,357 were tax liabilities.

        The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

        It is likely that the Company will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

        The auditors' report on the Company's December 31, 1997 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

        The Company has not commenced any active operations since its Conformation Date and generated no revenue for the year ended December 31, 1997 or the year ended December 31, 1996. The Company had total expenses of $46,068 for the year ended December 31, 1997 including $26,336 related to Bankruptcy administration and legal expenses. Also included in the Company's expenses was $11,884 as interest expense and $7,848 as a loss on investment. For the year ended December 31, 1996, the Company had no revenue and expenses of $57,965, all of which was attributed to Bankruptcy administration and legal fees. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

Plan of Operation

     The Company's current plan of operation is to acquire another operating company. (See

"Item 1 - Description of Business - Current Business Plan.")

        It is likely that any acquisition will be a "reverse merger" acquisition whereby the Company acquires a larger company by issuing shares of the Company's common stock to the shareholders of the larger company. Although the Company would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be the controlling shareholders of the Company and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by the Company will do so as method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering. Even if the Company is able to acquire another company, there can be no assurance that the Company will ever operate at a profit.

Inflation

      The Company does not believe that inflation will negatively impact its business plans.

Impact of Year 2000 Issue

      An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. Currently, the Company has no active operations and will not have active operations until and unless it acquires another company. As part of its consideration of the merits of acquiring another company, the Company will consider the effects of the ear 2000 problem on such other company and the actions taken by such other company be ready for Year 2000. In assessing the level of readiness any potential acquisition target, the Company considered the following to be the most important factors: (i) the level of compliance of the such company's central computer systems; (ii) the level of compliance of the software used in such company's ongoing operations; and (iii) the level of readiness of such company's largest vendors.

      There can be no assurances that either any company acquired by the Company or any customers and suppliers of such acquired company, will be Year 2000 compliant.. In the event that the any company or acquired by the Company or any of such company's customers or suppliers do not install Year 2000 compliant systems, following such acquisition the Company may need additional clerical staff to perform certain tasks, such as order entry and cash posting, and to provide the information currently provided to customers electronically. There can be no assurance that the Company will not have to bear additional costs and expenses in the future related to the Year 2000 problem.

Forward-looking Statements

      The  foregoing  discussion  in  "Management's  Discussion  and Analysis of
Financial Condition and Results of Operations" contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to the Company's plan of operation. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statement, which speak only as of the date whereof.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Pacific Alliance Corporation  Financial Statements                        Page

      Report of Independent Accountants ....................................19

      Balance Sheet.........................................................20
        December 31, 1997

      Statements of Operations..............................................21
        Years ended December 31, 1997 and 1996

      Statements of Stockholders' Deficit...................................22
        Years ended December 31, 1997 and December 31, 1996

      Statements of Cash Flows..............................................23
         Years ended December 31, 1997 and 1996

      Notes to Consolidated Financial Statements............................24

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Pacific Alliance Corporation

      We have audited the accompanying balance sheet of Pacific Alliance Corporation (a Delaware corporation in the Development Stage), as of December 31, 1997, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1997 and 1996 and the period from inception of the development stage (December 21, 1995) through December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a Development Stage Company) as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the period from inception of the development stage (December 21, 1995) through December 31, 1997, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate revenue and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Rose, Snyder & Jacobs
                              A Corporation of Certified Public Accountants

Encino, California
June 12, 1998

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                              DECEMBER 31, 1997


                                     ASSETS

CURRENT ASSETS
       Cash                                                   $         180
       Investments                                                    7,812
                                                             ---------------

          TOTAL CURRENT ASSETS                                        7,992

TOTAL ASSETS                                                  $       7,992
                                                             ===============

           LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
       Accrued expenses                                       $      11,610
       Advance from officer, note 6                                   5,500
       Current portion of tax liabilities                            49,915
                                                              --------------

          TOTAL CURRENT LIABILITIES                                  67,025

LONG TERM LIABILITIES
       Tax liabilities, note 2                                      307,442
                                                              --------------

            TOTAL LIABILITIES                                       374,467


COMMITMENTS & CONTINGENCIES, note 5


STOCKHOLDERS' DEFICIT, note 4
  Common stock, par value $.001,
     30,000,000 shares authorized,
     8,557,130 shares issued and outstanding                        421,958
  Additional paid in capital                                      1,948,047
  Accumulated deficit prior to the development stage             (2,632,447)
  Accumulated deficit during the development stage                 (104,033)

     TOTAL STOCKHOLDERS' DEFICIT                                   (366,475)

            TOTAL LIABILITIES AND
                   STOCKHOLDERS' DEFICIT                      $       7,992
                                                             ================

            See Independent auditors' report and notes to financial
                                   statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                     From Inception of the
                                                                     Development Stage,
                                                                     December 21, 1995,
                                                                           through
                                       1997             1996         December 31, 1997
                                    -----------     ------------     ----------------------

SALES                                $    -           $    -              $    -

GROSS MARGIN                              -                -                   -

OPERATING EXPENSES                        -                -                   -

OTHER EXPENSES
       Interest expense                11,884              -                11,884
       Loss on investments              7,848              -                 7,848
                                    ----------------------------------------------------

LOSS BEFORE REORGANIZATION ITEMS      (19,732)             -               (19,732)

REORGANIZATION ITEMS
       Administration and legal fees   26,336           57,965              84,301
                                    ----------------------------------------------------

             NET LOSS                $(46,068)      $  (57,965)         $ (104,033)
                                    ====================================================


BASIC LOSS PER SHARE
       Loss before reorganization
          items                         (0.00)           (0.00)
       Reorganization items             (0.01)           (0.03)

                    NET LOSS         $  (0.01)           (0.03)
                                    ============     =============

WEIGHTED AVERAGE NUMBER OF SHARES    $3,661,139      $  2,099,070
                                    ============     =============







             See independent auditors' report and notes to financial
                                   statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                     Accumulated   Accumulated
                                  Shares of                        Deficit Before  Deficit After
                                    Common     Common      Paid-in     December     December
                                    Stock       Stock      Capital     21, 1995     21, 1995       Total
                                 ----------- ----------- ----------- ------------ ------------  -----------
Balance at
    December 21, 1995            12,594,422   $415,500     $471,500   $2,632,447    $    -      $(1,745,447)

Activity from
    December 21, 1995
    through December                  -           -            -            -             -            -
    December 31, 1995            ------------------------------------------------------------------------------

Balance at
    December 31, 1995            12,594,422    415,500      471,500    2,632,447         -      (1,745,447)

Net loss                              -           -            -            -        (57,965)      (57,965)
                                 -----------------------------------------------------------------------------

Balance at
    December 31, 1996            12,594,422    415,500      471,500   (2,632,447)     (57,965)  (1,803,412)

                                 -----------------------------------------------------------------------------

Reverse split 1-for-6,
    note 4                      (10,495,297)      -             -            -           -            -


Conversion of accounts
   accounts payable
   trade,
    note 4                        1,458,005      1,458    1,456,547          -            -      1,458,005

Issuance of
    common stock, note 4          5,000,000      5,000       20,000          -            -         25,000

Net loss                              -            -           -             -        (46,068)     (46,068)
                                  -----------------------------------------------------------------------------

Balance at
    December 31, 1997             8,557,130   $421,958   $1,948,047   $ (2,632,447)  $(104,033)    $(366,475)
                                  =============================================================================









               See independent   auditors'   report   and   notes  to
                              financial statements.

                          PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                   From Inception of the
                                                                                     Development Stage,
                                                                                  December 21, 1995, through
                                                          1997          1996          December 31, 1997
                                                      ------------- -------------  --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                  $ (46,068)    $ (57,965)         $  (104,033)
    Net loss
    Adjustments to reconcile net loss to net cash
      provided (used)in operating activities:
      Loss on investments                                  7,848           -                  7,848
      Change in assets and liabilities
      Decrease in accounts receivable                     35,167        60,674               95,841
      Increase in accrued expenses                        11,610           -                 11,610
      Decrease in tax liabilities                        (23,340)          -                (23,340)
                                                      ------------------------------------------------------

      NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                            (14,78          2,709              (12,074)
                                                      ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                              (30,180)          -                (30,180)
    Proceeds from sale of investments                     14,520           -                 14,520
                                                      -----------------------------------------------------

       NET CASH USED IN INVESTING ACTIVITIES             (15,660)          -                (15,660)
                                                      -----------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdraft                                          -           (2,586)             (2,586)
    Advance from officer                                   5,500           -                 5,500
    Proceeds from issuance of common stock                25,000           -                25,000
                                                     -----------------------------------------------------

       NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                            30,500        (2,586)             27,914
                                                     -----------------------------------------------------

           NET INCREASE IN CASH                               57           123                 180


CASH AT BEGINNING OF YEAR                                    123            -                   -
                                                      ----------------------------------------------------

CASH AT END OF YEAR                                      $   180        $  123              $  180
                                                      =====================================================


Supplementary disclosures:
     Interest paid                                       $11,884        $   -               11,884
                                                      ====================================================
     Income taxes paid                                   $   -          $   -               $   -                        -
                                                      ====================================================




           See independent  auditors' report and notes to financial
                            statements.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Going Concern

     Pacific Alliance Corporation (the "Company") was formerly Pacific Syndication, Inc. Pacific Syndication, Inc. was originally incorporated in December 1991 under the laws of the State of Delaware. It also became a California corporation in 1991. Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming. In 1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

     The Company filed a petition for Chapter 11 under the Bankruptcy Code in June 1995. The debtor in possession kept operating until December 21, 1995, when all the assets, except cash and accounts receivable, were sold to a third party, Starcom. The purchaser assumed all post-petition liabilities and all obligations collateralized by the assets acquired (see note 6).

     In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock on March 28, 1998, which corresponds to one share for every dollar of indebtedness. The IRS portion of tax liabilities is payable in cash by quarterly installments of $17,612 (note 2). Repayment of other taxes is still being negotiated.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended December 31, 1997, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the period January 1, 1998 through the date of the attached independent auditors' report, the Company funded its disbursements by loans from individuals.

     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company is no longer operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

     Investments

     Investments are comprised of shares in common stock of a public held company, and are considered trading securities. Trading securities are defined as securities that are bought and held for the purpose of selling them in the near future. Trading securities are recorded at the quoted market value, with unrealized gains and losses included in income. Realized gains and losses are determined by specific identification and are charged or credited to current earnings. The net unrealized loss increased by $2,248 for the year ended December 31, 1997, and the Company also recorded a realized loss of $5,600 for the same period.

     Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share.


                          See independent auditors' report.

                           PACIFIC ALLIANCE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997

     This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the years ending December 31, 1997 and 1996.

   2.     TAX LIABILITIES

     The Company owes back taxes to the IRS, EDD, State Board of Equalization and other agencies. The IRS portion of tax liabilities ($246,522) bears interest at 9%, and is payable quarterly in payments of $17,612, maturing in January 2002. Other tax claim repayment schedules have not yet been set.

     Scheduled maturities of the IRS liability are as follows:

                     Years Ending:
                    ---------------
                         1998                  $ 49,915
                         1999                    54,561
                         2000                    59,640
                         2001                    65,191
                         2002                    17,215
                                             -------------
                                             $   246,522
                                             =============


     Interest during the year ended December 31, 1997 and 1996 on the IRS liability totaled $11,884 and $0, respectively.

   3.        INCOME TAXES

     The Company loss carry forwards available to offset future taxable income are estimated at 0 due to limitations in accordance with the rules of change in ownership.

   4.    COMMON STOCK AND WARRANTS

     On May 28, 1997, the reorganization plan was approved by the Bankruptcy Court, the existing shares of the Company were reverse split 1-for-6 and pre-bankruptcy creditors were issued 1,458,005 shares of Company's common stock. On November 13, 1997, an additional 5,000,000 shares of common stock were issued to an officer of the Company in return for proceeds of $25,000 ($.005 per share).

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,485,005 class "B" warrants. A class "A" warrant allows the purchase of a share of common stock at an exercise price of $2.50 per share, and the warrant must be exercised before June 8, 2000. A class "B" warrant allows the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrant must be exercised before June 8, 2002.

     The reverse, split 1-for-6, was applied to the number of shares outstanding at December 31, 1996 and for the calculation of the weighted average number of common shares which is used for determination of loss per common share.

     5.   COMMITMENTS & CONTINGENCIES

     In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract and is seeking past due rent and other damages. As of June 30, 1998, past due rent claimed by the defendant was approximately $150,000. The defendant also seeks damages in the amount of $75,000 pursuant to a stock purchase agreement. The Company is unable to predict the outcome of this litigation. The Company has assigned its position in this matter to another entity. The Company does not believe this litigation will have any material impact on its future operations or financial position.

     6.   RELATED PARTY

     An officer of the Company advanced $5,500 to the Company during 1997. This advance bears interest at 10% and has no maturity date.

                           PACIFIC ALLIANCE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Until the completion of the audited financial statements for inclusion in this filing, the Company last audit was for the year ended December 31, 1993. During the period from the time the petition for bankruptcy protection was filed and the date of the Confirmation of the Plan, no firm acted as the Company's certifying accountant. On August 31, 1997, the new Board of Directors of the Company appointed Rose, Snyder & Jacobs as the Company's certifying accountant. To the best knowledge of the new Board, there was no dispute as to accounting principles or any other matter between the Company and its previous accountants.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                          Age             Position

Mark Scharmann                 40             President/Director
Dan Price                      44             Vice President/Director
David Knudson                  39             Secretary/Treasurer/Director


     Mark Scharmann. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. In 1996, Royal Oak Resources completed and acquisition and in connection therewith changed its name to Hitcom Corporation. Mr. Scharmann was the President of Norvex, Inc.,a blank check company which completed an acquisition and in connection therewith, changed its name to Capital Title. Mr. Scharmann is a promoter of Nightingale, Inc., a publicly-held corporation blank check company. He has also been an officer and director of several other blind pool companies.

     Dan O. Price. Mr. Price has worked for five (5) years as Vice-President of Corporate Development for Troika Capital Investment. Prior to that, Mr. Price worked for seven (7) years as the National Sales Director for a business providing electronic bankcard processing and other

                           PACIFIC ALLIANCE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997

merchant services. For four (4) years he worked as an Organizational Manager involved in direct sales of educational material, with 50 sales people in the western states under his management. Mr. Price has been in sales and marketing for twenty (20) years and sales management and business management for fifteen (15) years. Mr. Price received his B.A. from Weber State College in 1983. He has served as an officer and director on two (2) small publicly traded companies.

     David Knudson. Mr. Knudson has worked as a business consultant since 1985. He earned his B.S. Degree in Finance from Weber State College in 1984 and a B.S. Degree in Information Systems and Technologies at Weber State University in
1996. He has been an officer and director of several small publicly-held "blind-pool" companies. Mr. Knudson was also employed as an adjunct professor and from 1992 to 1996 was employed as a computer information systems consultant at Weber State University. Mr. Knudson is an officer and director of Nightingale, Inc., an inactive publicly-held corporation.

      B.    Significant Employees.  None

      C. Family Relationships. There are no family relationships among the Company's officers and directors.

      D. Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

      E. Compliance With Section 16(a). The Company is not a reporting company under either Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934 and accordingly, is not subject to Section 16(a) of such Act.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation

                                                       Commissions                   Restrict
                                                           and       Other Annual     Stock     Options/
                                                         Bonuses     Compensation     Awards      SAR's
Name and Principal Positition    Year       Salary         ($)            ($)          ($)         (#)
-----------------------------   -------   ----------   -----------    ----------    ----------  ---------

Mark Scharmann (1)               1997        -0-          -0-            -0-           -0-        -0-
President

      (1) Mr. Scharmann was appointed President of the Company on the date of the Conformation of the Plan, June 8, 1997.

Stock Options

      The following table sets forth certain information concerning stock options granted during fiscal 1997 to the named executive officers.




              Options Grants in the Year Ended December 31, 1997

                                            Percentage
                        Number of            of Total          Exercise or
                        Securities       Options Granted to     Base Price
                        Underlying          Employees in        Per Share    Expiration
Name                  Options Granted (#)   Fiscal Year            ($)          Date
                    --------------------------------------------------------------------


Mark Scharmann            -0-                  -0-                N/A          N/A



      The following table sets forth information concerning the number and value of options held at December 31, 1997 by each of the named executive officers. No options held by such executive officers were exercised during 1997.

                           Option Values at December 31, 1997

                      Number of Unexercised           Value of Unexercised
                            Options at                In-the-Money Options
                        December 31, 1997(#)         At(December 31, 1997($)
                    --------------------------      -------------------------
Name                Exercisable    Unexercisable    Exercisable  Unexercisable

Mark Scharmann          -0-             -0-             N/A           N/A

Compensation of Directors

      The Company does not currently compensate its directors for director services to the Company.

Employment Agreements

      The Company is currently not a party to any employment agreement. The Plan of Reorganization provides that the Company's officers will be compensated at the rate of $75.00 per hour for services rendered to the Company. Until such time as the Company's shareholder's equity reaches $350,000, the Company's officers shall be issued shares of its common stock for services rendered. Such shares shall be valued at $.10 per share. At such time as the Company effects an acquisition or merger, the Board of Directors, as then constituted, shall set the compensation of officers, directors and employees.

      For the year ended December 31, 1997 the Company compensated its officers as follows:

      Name                      Compensation            Shares Issued

      Mark Scharmann                -0-                      -0-
      Dan Price                     -0-                      -0-
      David Knudson                 -0-                      -0-

      The Company's Plan of Reorganization also provides that upon the completion of an acquisition or merger, the Company's management group will be issued shares of the Company's common stock which amount to 1% of the total shares issued in connection with such acquisition or merger.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of November 30, 1998 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                              Amount and
and Address                                       Nature of        Percent of
of Beneficial                                     Beneficial        Class(1)
Owner                                             Ownership         Ownership
--------------------------------------------- ------------------ ---------------
Mark Scharmann(1)                                 5,134,037          57.99%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                                        1,000             .01%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson(1)                                    3,667             .04%
1661 Lakeview Circle
Ogden, UT 84403

William M. Hynes, II                              1,119,115          12.64%
11112 Ventura Boulevard
Studio City, CA   91602

All Officers and Directors                         5,138,699         58.04%
as a Group (3 Persons)
--------------------------------------------- ------------------ ---------------

      (1)These individuals are the officers and directors of the Company.

      Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

Security Ownership of Management

      See Item 4(a) above.

Changes in Control

      No changes in control of the Company are currently contemplated until and unless the Company acquires or mergers with an operating company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

       As part of its Plan of Reorganization, the Company issued 5,000,000 shares of its common stock to Troika Capital in consideration of $25,000 and Troika's agreement to provide an additional $75,000 in equity or debt funding to pay the Company's tax obligations.

       During 1997, Troika Capital loaned $5,500 to the Company. Such loan is due on demand and bears interest at the rats of 10% per annum.

Parents of Company

       The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibits Index which appears on page 36.

B. The Company filed no Form 8-K during the fiscal year ended December 31, 1997.

Exhibits to Form 10-KSB
                                                                  Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                            Page


         3.1      Amended and Restated Articles of Incorporation        (1)

         3.2      Bylaws                                                (1)

        21.1      Subsidiaries of Registrant                            None


        (1) Previously Filed

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Pacific Alliance Corporation


Date: December 18, 1998           By/s/ Mark A. Scharmann
                                  ---------------------------------------
                                   Mark A. Scharmann
                                   President/Principal Executive Officer



Date: December 18, 1998           By/s/ David Knudson
                                  ----------------------------------------
                                    David Knudson
                                    Secretary/Treasurer
                                    Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                Date


/s/ Mark A. Scharmann               President/Director      December 18, 1998
----------------------------
    Mark A. Scharmann


/s/ Dan Price                       Vice President/Director December 18, 1998
----------------------------
    Dan Price


/s/ David Knudson                   Secretary/Treasurer     December 18, 1998
----------------------------
     David Knudson                  Director