Form 10KSB
period 1996-12-31
PACIFIC ALLIANCE CORP /UT/
filed 1999-02-08
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-KSB


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-78910 -C


                            PACIFIC ALLIANCE CORPORATION.
             (Name of Small Business Issuer as specified in its charter)


                    Delaware                      87-044584-9
                   ----------                    -------------
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

      The Issuer's revenues for the fiscal year ended December 31, 1996 were -0-.

      As of December 22, 1998, 8,853,208 shares of the Issuer's common stock were issued and outstanding of which 2,595,394 were held by non-affiliates. As of December 22, 1998, there was no active market in the Issuers securities.


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


PART II
Item 5.    Market for the Registrant's Common Stock and Related Security Holder
           Matters..........................................................12
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation.............................................15
Item 7.    Financial Statements.............................................18
Item 8.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................26

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................26
Item 10.   Executive Compensation...........................................27
Item 11.   Security Ownership of Certain Beneficial Owners and Management...28
Item 12.   Certain Relationships and Related Party Transactions.............29
Item 13.   Exhibits, Financial Statements, Schedules & Reports on Form 8-K..30
           Index to Exhibits................................................30


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

      The Company filed no Form 10-KSB's or Forms 10-QSB for the 1995, 1996, 1997 fiscal years until December 22, 1998 when it filed its December 31, 1997 Form 10-KSB. The information contained in this December 31, 1996 Form 10-KSB has in certain matters, including financial statement matters, been superceded by the information contained in the December 31, 1997 Form 10-KSB heretofore filed. Information about shares outstanding and the Company's managment has been brought current to the date of filing.

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

      8. The Company prepared and filed this Form 10-KSB and a Form 10-KSB for the year ended December 31, 1997.

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

      In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract, for past due rent and for other damages. As of December31, 1996, past due rent claimed by the defendant was approximately $150,000. The defendant also seeks damages in the amount of $75,000 pursuant to a stock purchase agreement. The Company is unable to predict the outcome of this litigation. The Company has assigned its position in this matter to another entity. The Company does not believe this litigation will have any material impact on its future operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended December 31, 1996.

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


                      Number of
Issued To              Shares     Date             Consideration
-------------------------------------------------------------------------------
Harold Spector          16,000   5/28/98  Consulting services valued at $80
Workout Specialists,   200,000   6/29/98  Consulting services valued at $1,000
 Inc.
William M. Hynes, II    80,078   9/30/98  These shares were issued to Mr.
                                          Hynes  as  payment  in full for
                                          $80,077.57  in IRS tax  credits
                                          transferred  to the  Company by
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

Liquidity and Capital Resources

        Presently, the Company's assets consist solely of a minimal amount of cash. As of December 31, 1996, the Company had total assets of $35,290, of which $35,167 was attributed to accounts receivable and $123 to cash. Therefore, the Company had minimal usable cash as of December 31, 1996. Currently, the Company is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December31, 1996, the Company had total liabilities of $1,838,702 of which $380,697 were tax liabilities.

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

        The auditors' report on the Company's December 31, 1996 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

        The Company has not commenced any active operations since its Confirmation Date and generated no revenue from continuing operations for the year ended December 31, 1996 or the year ended December 31, 1995. The Company had total expenses of $57,965 for the year ended December 31, 1996 all of which was related to Bankruptcy administration and legal expenses. For the year ended December 31, 1995, the Company had no revenue related to continuing operations, and expenses related to continuing operations of $54,122, all of which was attributed to Bankruptcy administration and legal fees. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

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

ITEM 7.  FINANCIAL STATEMENTS


                          PACIFIC SYNDICATION, INC.
                        (A DEVELOPMENT STAGE COMPANY)


                                   CONTENTS


                                                                      PAGE



REPORT OF INDEPENDENT AUDITORS                                         19


BALANCE SHEETS                                                         20


STATEMENTS OF OPERATIONS                                               21


STATEMENTS OF STOCKHOLDERS' DEFICIT                                    22


STATEMENTS OF CASH FLOWS                                               23


NOTES TO FINANCIAL STATEMENTS                                       24-25

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Pacific Syndication, Inc.

      We have audited the accompanying balance sheets of Pacific Syndication, Inc. (a Delaware corporation in the Development Stage) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Syndication, Inc. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 1996, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no operating capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              ROSE, SNYDER & JACOBS
                              A Corporation of Certified Public Accountants

Encino, California
March 11, 1998

                          PACIFIC SYNDICATION, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    ASSETS


                                                              1996           1995
                                                        ------------   ------------

CURRENT AS SETS
   Cash                                                 $        123   $        -
   Accounts receivable, net of allowance
    for doubtful accounts of $0 at
    December 31, 1996 and 1995                                35,167   $     95,841
                                                        ------------   ------------


          TOTAL ASSETS                                  $     35,290   $     95,841
                                                        ============   ============


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES SUBJECT TO COMPROMISE
   Bank overdraft                                       $          -   $      2,586
   Accounts payable trade
    and accrued expenses, note 6                           1,458,005      1,458,005
   Tax liabilities, note 6                                   380,697        380,697
                                                        ------------   ------------

     TOTAL CURRENT LIABILITIES                             1,838,702      1,841,288
                                                        ------------   ------------

COMMITMENTS & CONTINGENCIES, note 5

STOCKHOLDERS' DEFICIT
   Common stock par value $.001,
    30,000,000 shares authorized,
    2,099,070 shares issued and outstandiNG                  415,500        415,500
   Additional paid in capital                                471,500        471,500
   Accumulated deficit prior to the
    Development Stage.                                    (2,632,447)    (2,632,447)
  Accumulated deficit during the
   Development Stage.                                        (57,965)           -
                                                        ------------   -------------

TOTAL STOCKHOLDERS' DEFICIT                               (1,803,412)    (1,745,447)
                                                        ------------   -------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                        $     35,290   $     95,841
                                                        ============   ============



        See independent  auditors' report and notes to financial statements.

                                PACIFIC SYNDICATION, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                    From Inception
                                                                                of the Development Stage
                                                                                 December 21, 1995,
                                                                                       through
                                                1996               1995           December 31, 1996
                                          ----------------   ----------------   ---------------------

SALES                                        $     -             $    -             $    -

GROSS MARGIN                                       -                  -                  -

OPERATING EXPENSES                                 -                  -                  -
                                          -----------------  -----------------  ---------------------

EARNINGS BEFORE REORGANIZATION ITEMS               -                  -                  -

REORGANIZATION ITEMS
   Bankruptcy administration and
    legal fees                                     57,965             54,122               57,965
                                          -----------------  -----------------  ----------------------

LOSS BEFORE DISCONTINUED OPERATIONS               (57,965)           (54,122)             (57,965)

DISCONTINUED OPERATIONS
   Loss from operations of
    discontinued business                                -          (725,322)                  -
   Loss on disposal of business,
    including operating loss during
    phase-out period                                     -        (1,097,003)                  -
                                          ------------------  ----------------- ----------------------

     NET LOSS FROM DISCONTINUED
      OPERATIONS                                         -        (1,822,325)                       -
                                          ------------------  ----------------- ----------------------
       NET LOSS                              $     (57,965)    $  (1,876,447)       $        (57,965)
                                          =================-  ================= ======================

LOSS PER COMMON SHARE
   Continuing operations                  $         (0.03)             (0.03)
   Discontinued operations                $          0.00      $       (0.90)
                                          ----------------     --------------
LOSS PER COMMON SHARE                     $         (0.03)     $       (0.93)
                                          ================     ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                            $      2,099,070     $    2,019,858
                                          =================    ===============



                              See independent auditors' report and
                                 notes to financial statements.

                                   PACIFIC SYNDICATION, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF STOCKHOLDERS' DEFICIT
                         FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        Accumulated        Accumulated
                                       Additional     Deficit Prior to    Deficit After
                         Common          Paid-In        December 21,        December
                          Stock          Capital            1995            21, 1995           TOTAL
                      -------------   -------------   ----------------   ---------------   --------------

Balance at
 January 1, 1995        $   415,500     $   471,500      $   (756,000)     $      -        $    131,000

Net loss
 during Pe                    -               -            (1,876,447)            -          (1,876,447)
                        -----------     -----------      -------------     -------------     ------------

Balance at
 December 21, 1995          415,500         471,500        (2,632,447)            -          (1,745,447)

Activity during
 Period                       -               -                  -                 -                -
                        -----------     -----------      -------------     -------------     ------------

Balance at
 December 31, 1995          415,500         471,500        (2,632,447)             -         (1,745,447)

Net Loss
 during Year                  -               -                  -            (57,965)          (57,965)
                        -----------     -----------      -------------     -------------     ------------

Balance at
 December 31, 1996      $   415,500     $   471,500      $ (2,632,447)     $  (57,965)      $(1,803,412)
                        ===========     ===========      =============     =============     ============




    See independent   auditors'  report  and  notes  to financial statements.

                                   PACIFIC SYNDICATION, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                       From Inception
                                                                                    of the Development
                                                                                    Stage, December 21,
                                                                                   1995, through December
                                                                                         31, 1996
                                                     1996              1995
                                               ----------------   ---------------   -------------------

CASH FLOWS FROM OPERATION ACTIVITIES:
  Net loss                                     $     (57,965)     $  (1,876,447)    $     (57,965)
  Adjustments to reconcile net loss to
  Net cash provided by operating activities
      Depreciation and amortization                      -              320,456               -
      Loss on disposal of business                       -            1,097,003               -
      Change in net assets - (increase)
         decrease:
      Accounts receivable                             60,674            553,626            60,674
      Inventory                                          -             (112,525)              -
      Prepaid expenses                                   -               55,700               -
      Deposits                                           -              (35,224)              -
      Other assets                                       -               (4,721)              -
      Accounts payable & accrued expenses                -              447,720               -
                                               ----------------     -------------      ---------------

   NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                         2,709            445,588             2,709
                                               ----------------     -------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                      (2,586)         (100,614)            (2,586)
  Payments of line of credit, net                        -            (197,467)               -
  Payments of long term debt                             -            (208,507)               -
                                               ----------------     -------------      ---------------

    NET CASH USED BY FINANCING ACTIVITIES             (2,586)         (506,588)            (2,586)
                                               ----------------     -------------      ---------------

      NET INCREASE (DECREASE) IN CASH                     123          (61,000)              123

CASH AT BEGINNING OF YEAR                                -              61,000                -
                                               ----------------    --------------      ---------------
CASH AT END OF YEAR                            $          123      $       -           $        123
                                               ================    ==============      ===============

Supplementary disclosure:
 Interest paid                                 $         -         $       -           $         -
                                               ================    ==============      ===============
 Income taxes paid                             $         -         $       -           $         -
                                               ================    ==============      ===============




    See independent auditors' report and notes to financial statements.

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

      Organization and Going Concern.
      Pacific Syndication, Inc. was originally incorporated in December 1991 under the laws of the State of Delaware. It also became a California corporation in 1991. Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming. In 1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

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

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenue sufficient to cover its operating costs and to allow it to continue as a going concern. Management intends to seek a merger with a existing operating company, in the interim it has committed to meeting the Company's minimal operating expenses.

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


                      See Independent Auditor's Report

2.    INCOME TAXES

      The Company's loss carryforwards available to offset future taxable income are estimated at $0 due to limitations in accordance with rules in change of ownership.

3.    STOCK OPTIONS

      In 1994, the Company issued stock options to an individual in connection with a covenant not to compete. At December 31, 1996, there were options to purchase 70,550 shares of the Company at $.01 per share. These options expire on May 31, 1998.

4.    COMMON STOCK

      During 1995, 950,550 shares of common stock were issued in settlement of various matters. Issuance of shares did not impact the financial statements of the Company, as the matters could not be valued, and the value of the shares was not material.

      On May 28, 1997, the existing shares of the Company were reverse split 1-for-6 as part of the reorganization plan approved by the Bankruptcy Court. The reverse split was considered retroactively for the disclosure of outstanding shares on the balance sheet, and for the calculation of weighted average number of common shares which is used for determination of loss per common share.

5.    COMMITMENTS & CONTINGENCIES

      In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of
      $1,000,000. The defendant filed a counter claim against the Company for breach of contract and is seeking past due rent and other damages. As of December 31, 1996, past due rent claimed by the defendant was approximately $150,000. The defendant also seeks damages in the amount of $75,000 pursuant to a stock purchase agreement. The Company is unable to predict the outcome of this litigation. The Company has assigned its position in this matter to another entity. The Company does not believe this litigation will have any material impact on its future operations or financial position.

6.    SUBSEQUENT EVENTS

      In May 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors composed of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company, which was one share for every dollar of indebtedness. IRS tax liabilities are payable in cash by quarterly installments of $17,612 starting in 1997.

      In November 1997, the Company changed its name to Pacific Alliance Corporation.

                      See independent auditors' report.
                                     25

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

     Dan O. Price. Mr. Price has worked for five (5) years as Vice-President of Corporate Development for Troika Capital Investment. Prior to that, Mr. Price worked for seven (7) years as the National Sales Director for a business providing electronic bankcard processing and other merchant services. For four (4) years he worked as an Organizational Manager involved in direct sales of educational material, with 50 sales people in the western states under his management. Mr Price has been in sales and marketing for twenty (20) years and sales management and business management for fifteen (15) years. Mr. Price received his B.A. from Weber State College in 1983. He has served as an officer and director on two (2) small publicly traded companies.

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

ITEM 10.    EXECUTIVE COMPENSATION

     No officer or director of the Company was paid a salary and bonus of $100,000 or more in 1996, 1995, or 1994. During 1995, and 1996, the Company was
in a Bankruptcy Reorganization. In May, 1997, the current officers and directors were appointed as the Company's officers and directors. The current officers and directors were not compensated by the Company in 1995, 1996, 1997 or 1998.

     The current officers and directors have not been issued options or other rights to purchase shares of the Company's common stock. Accordingly, the Summary Compensation Table, the Option Grants Table and the Option Value Table normally included in Item 10 of Form 10-KSB have not been included herein inasmuch as no compensation was paid.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 22, 1998 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

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

       B. The Company filed no Form 8-K during the fiscal year ended December31, 1996.

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


                                       Pacific Alliance Corporation



Date: January 31, 1999                 By /s/ Mark A. Scharmann
                                     -----------------------------------------
                                         Mark A. Scharmann
                                         President/Principal Executive Officer


Date: January 31, 1999                 By/s/ David Knudson
                                     ----------------------------------------
                                         David Knudson
                                         Secretary/Treasurer
                                         Principal Financial Officer


      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                        Capacity                 Date

/s/ Mark A. Scharmann            President/Director       January 31, 1999
------------------------------
Mark A. Scharmann


/s/ Dan Price                    Vice President/Director  January 31, 1999
------------------------------
Dan Price


/s/ David Knudson                Secretary/Treasurer      January 31, 1999
------------------------------   Director
 David Knudson