Form 10QSB
period 1998-06-30
PACIFIC ALLIANCE CORP /UT/
filed 1999-02-19
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C
                                  ------------


                          PACIFIC ALLIANCE CORPORATION
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                87-044584-9
          ----------                              -------------
     (State or other jurisdiction of             (I.R.S. employer
      incorporation or organization               identification No.)


                      1661 Lakeview Circle, Ogden, UT 84403
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (801) 399-3632


                                       N/A
             Former name, former address, and former fiscal year, if
                           changed since last report.


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No X.

Common Stock outstanding at December 12, 1998 - 8,853,208 shares of $.001 par value Common Stock.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE


------------------------------------------------------------------------------

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                      For the Quarter ended June 30, 1998


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--June 30, 1998                                     3

            Statements of Operations--for the three and six months
            ended June 30, 1998 and June 30, 1997                            4

            Statements of Cash Flows--for the six months
            ended June 30, 1998 and June 30, 1997                            5

            Notes to Financial Statements                                    6

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             10



                          PART II - OTHER INFORMATION
                                                                          Page

Item 1.     Legal Proceedings                                               15
Item 2.     Changes in the Securities                                       15
Item 3.     Defaults Upon Senior Securities                                 15
Item 4.     Results of Votes of Security Holders                            15
Item 5.     Other Information                                               15
Item 6(a).  Exhibits                                                        15
Item 6(b).  Reports on Form 8-K                                             15

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS



                                    ASSETS

                                           June 30, 1999    December 31, 1997
                                       ----------------------------------------
CURRENT ASSETS
   Cash                                    $        -0-      $          180
   Investments                                      -0-               7,812
                                       ---------------------------------------

     TOTAL CURRENT ASSETS                           -0-               7,992
                                       ---------------------------------------
        TOTAL ASSETS                       $        -0-      $        7,992
                                        =======================================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Bank overdraft                          $       126       $         -0-
   Accrued expenses                             13.813              11,610
   Advances from officer, note 7                19,115               5,500
   Current portion of tax liabilities,
     note 2                                     34,235              49,915
   Notes payable, note 4                        30,000                 -0-
                                          -------------------------------------

     TOTAL CURRENT LIABILITIES                  97,289              67,025
                                          ------------------------------------

LONG TERM LIABILITIES
   Tax liabilities, note 2                     222,587             307,442
                                           ----------------------------------

     TOTAL LIABILITIES                         319,876             374,467
                                           ----------------------------------

COMMITMENTS & CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
    30,000,000 shares authorized,
    8,853,208 shares issued and
     outstanding, note 5                       422,254             421,958
   Additional paid in capital                2,028,909           1,948,047
   Accumulated deficit prior to the
     development stage                      (2,632,447)         (2,632,447)
   Accumulated deficit during the
     development stage                        (138,592)           (104,033)
                                            ----------------------------------
     TOTAL STOCKHOLDERS' DEFICIT              (319,876)           (366,475)
                                            ----------------------------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT         $         -0-       $       7,992
                                        =======================================

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS



                                                                                    From Inception
                                Quarter    Six Months    Quarter     Six Months   of the Development
                                 Ended       Ended        Ended        Ended        Stage, December
                                 June        June         June          June      21, 1995, Through
                                30, 1998   30, 1998      30, 1997     30, 1997       June 30, 1998
                              -------------------------------------------------------------------------


SALES                         $    -0-     $  -0-      $    -0-       $   -0-        $      -0-

GROSS MARGIN                       -0-        -0-           -0-           -0-               -0-

OPERATING EXPENSES                 -0-        -0-           -0-           -0-               -0-

OTHER EXPENSES
   Professional fees            (10,087)   (18,688)         -0-           -0-             (18,688)
   Other expenses                  (520)      (830)         -0-           -0-                (830)
   Interest expense              (6,506)   (16,045)         -0-           -0-             (27,929)
   Gain (loss) on investments      -0-       1,004          -0-           -0-              (6,844)
                             ---------------------------------------------------------------------------

      LOSS BEFORE
         REORGANIZATION ITEMS   (17,113)   (34,559)         -0-           -0-             (54,291)
                             ---------------------------------------------------------------------------

REORGANIZATION ITEMS
 Administration and legal fees     -0-         -0-        (3,956)       (8,080)           (84,301)
                             ---------------------------------------------------------------------------

         NET LOSS             $ (17,113)  $(34,559)     $ (3,956)     $ (8,080)      $    (138,592)
                             ============================================================================



BASIC LOSS PER SHARE
   Loss before reorganization
     items                    $    (.00)  $   (.00)     $   (.00)     $   (.00)
   Reorganization items            (.00)      (.00)         (.00)         (.00)
                             ----------------------------------------------------

         BASIC NET LOSS
           PER SHARE          $    (.00)  $   (.00)     $   (.00)     $   (.00)
                             =====================================================



WEIGHTED AVERAGE NUMBER
    OF SHARES                  8,567,327    8,562,257     2,691,940     5,278,153
                             ======================================================



                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS


                                                                                       From Inception of
                                                                                        the Development
                                                     Six Months        Six Months        Stage, December
                                                        Ended            Ended          21, 1995, Through
                                                   June 30, 1998      June 30, 1997       June 30, 1998
                                                 --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $   (34,559)       $  (8,080)         $     (138,592)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
       (Gain) loss on investments                      (1,004)             -0-                   6,844
       Change in assets and liabilities
       Decrease in accounts receivable                    -0-           35,167                  95,841
       Increase in accrued expenses                     3,283              -0-                  14,893
       Decrease in tax liabilities                    (20,457)             -0-                 (43,797)
                                                 --------------------------------------------------------

      NET CASH USED IN OPERATING ACTIVITIES           (52,737)          27,087                 (64,811)
                                                 --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                -0-             -0-                  (30,180)
   Proceeds from sale of investments                     8,816            -0-                   23,336
                                                 --------------------------------------------------------

      NET CASH PROVIDED  (USED) BY
        INVESTING ACTIVITIES                             8,816            -0-                   (6,844)
                                                 ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                          126            -0-                   (2,460)
   Proceeds from notes payable                          30,000            -0-                   30,000
   Advance from officer                                 13,615            -0-                   19,115
   Proceeds from issuance of common stock                   -0-        25,000                   25,000
                                                 --------------------------------------------------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES         43,741         25,000                   71,655
                                                 --------------------------------------------------------------


       NET INCREASE (DECREASE) IN CASH                    (180)        52,087                      -0-


CASH AT BEGINNING OF PERIOD                                180            123                      -0-
                                                 ----------------------------------------------------------------

CASH AT END OF PERIOD                            $         -0-       $ 52,210               $      -0-
                                                 ===================================================================



Supplementary disclosures:
 Interest paid in cash                           $      14,768       $   -0-                $     26,652
                                                 ===============================================================


                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998



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

     In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 5). The IRS portion of tax liabilities is payable in cash by quarterly installments of $11,602 (see note 2). Repayment of other taxes is still being negotiated.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 1998 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter and six months ended June 30, 1998, the Company funded its disbursements using loans from an officer and other shareholders.

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

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supercedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the quarters and six months ended June 30, 1998 and 1997.


2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California EDD, California State Board of Equalization and other agencies. The IRS portion of tax liabilities, $145,988, bears interest at 9%, and is payable quarterly in payments of $11,602, maturing in January 2002. During the six months ending June 30, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

     Scheduled maturities of the IRS liability are as follows:


                    Twelve Months
                       Ending
                      June 30:
               -------------------
                         1999                  $    34,235
                         2000                       37,469
                         2001                       41,007
                         2002                       33,277
                                               -------------
                                               $   145,988
                                               =============

     Interest paid during the quarter and six months ended June 30, 1998 on the IRS liability totaled $5,942 and $14,768, respectively. Interest paid during the quarter and six months ended June 30, 1997 totaled $0.


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at June 30, 1998 are estimated at approximately $35,000 and expire on December 31, 2013. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998



4.   NOTES PAYABLE

     During the six months ended June 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and mature between January through May 1999. Stock options were issued with respect to these notes payable (see note 5).


5.   COMMON STOCK AND WARRANTS

     On May 28, 1997, a reorganization plan was approved by the Bankruptcy Court. As a result, existing shares of the Company were reverse split 1-for-6 and pre-bankruptcy creditors were issued 1,458,005 shares of Company's common stock. On November 13, 1997, an additional 5,000,000 shares of common stock were issued (after reverse split) to an officer of the Company in return for proceeds of $25,000 ($.005 per share).

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. A class "A" warrant allows the purchase of a share of common stock at an exercise price of $2.50 per share, and the warrant must be exercised before June 8, 2000. A class "B" warrant allows the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrant must be exercised before June 8, 2002.

     In May and June 1998, the Company issued 16,000 and 200,000 shares of common stock, respectively, for professional services received from non-related individuals. These shares were valued at $0.005 per share.

     Options to purchase 30,000 shares of common stock of the Company at the price of $2.50 per share for a period of three years have been issued to bearers of promissory notes (note 4) as follows:

         Date of Issuance     Number of Shares    Expiration Date
         ----------------     ----------------    ---------------
         January 27, 1998         10,000         January 27, 2001
         January 30, 1998           5,00         January 30, 2001
             May 1, 1998          10,000            May 1, 2001
             May 5, 1998            5,00            May 1, 2001

     In June 1998, the IRS applied a personal tax refund from a former officer of the Company against the Company's tax liability, reducing it by $80,078. In accordance with an agreement between the management and the former officer, 80,078 shares of common stock were issued to the former officer in exchange for the loss of his personal tax refund.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998



6.   COMMITMENTS & CONTINGENCIES

     In1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract and is seeking past due rent and other damages. As of December 31, 1997, past due rent claimed by the defendant was approximately $150,000. The defendant also seeks damages in the amount of $75,000 pursuant to a stock purchase agreement. The Company is unable to predict the outcome of this litigation. The Company has assigned its position in this matter to another entity. The Company does not believe this litigation will have any material impact on its future operations or financial position.


7.   RELATED PARTY

     An officer of the Company advanced $13,615 to the Company during the six months ended June 30, 1998. These advances bear interest at 10% and have no maturity date. The balance of advances is $19,115 at June 30, 1998.

                                    ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      10. Assist the post-merged company with shareholder relations, financial public relations and with attempts to interest a broker-dealer in developing a public market for the Company's common stock so that the Company's shareholders (including creditors whose debt was converted into shares of the Company's common stock) may ultimately have a opportunity to liquidate their shares for value in market or in privately negotiated transactions.

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

Post Confirmation Date Activities

      Since the Confirmation of the Plan of Reorganization the following have occurred:

      5. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock

      6. The Company completed its audited financial statements for the years ended December 31, 1995, 1996 and 1997.

      7. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $145,988.65 as June 30, 1998.

      8. The Company effected a 1-for-6 reverse split of its issued and outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

      9. The Company changed its name to Pacific Alliance Corporation.

      10.   The   Company    obtained   the    preliminary    agreement   of   a
            registered-broker to make a market in the Company's common stock.

      11. The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities.

      12. The Company prepared and filed a Form 10-KSB for the year ended December 31, 1997 and this 10-QSB.

 Financial Condition

      Total assets at June 30, 1998 was -0-.

      The Company's total liabilities as of June 30, 1998 were $319,876

      It is likely that the Company will be required to raise additional capital in order to attract any potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

Results of Operations

      The Company has generated no revenues since the Confirmation Date of its Bankruptcy Reorganization. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

      The Company had a net loss of $34,559 for the six months ended June 30, 1998 compared to $8,080 for the six months ended June 30, 1997.

Plan of Operation

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

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 1998.

Item 5.        Other Information.

Item 6(a).     Exhibits.  None

Item 6(b).     Reports on Form 8-K.  None filed.

                                     SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 18, 1999       PACIFIC ALLIANCE CORPORATION        .




                               By   /S/ Mark A. Scharmann
                                     Mark A. Scharmann
                                     President/Principal Executive Officer



                               By   /s/ David Knudson
                                     David Knudson
                                     Principal Financial Office