Form 10QSB
period 1998-09-30
PACIFIC ALLIANCE CORP /UT/
filed 1999-02-19
CIK 801904

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C
                                  ------------

                          PACIFIC ALLIANCE CORPORATION
           (Name of Small Business Issuer as specified in its charter)


                    Delaware                      87-044584-9
               ------------------               ---------------
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

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                   For the Quarter ended September 30, 1998


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--September 30, 1998                                3

            Statements of Operations--for the three and nine months
            ended September 30, 1998 and September 30, 1997                  4

            Statements of Cash Flows--for the nine months
            ended September 30, 1998 and September 30, 1997                  5

            Notes to Financial Statements                                    6

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             10


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               15
Item 2.     Changes in the Securities                                       15
Item 3.     Defaults Upon Senior Securities                                 15
Item 4.     Results of Votes of Security Holders                            15
Item 5.     Other Information                                               15
Item 6(a).  Exhibits                                                        15
Item 6(b).  Reports on Form 8-K                                             15

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS



                                    ASSETS

                                                September        December
                                                30, 1998         31, 1997
                                             -------------------------------
CURRENT ASSETS
   Cash                                      $       663       $      180
   Investments                                         0            7,812
                                             -------------------------------

     TOTAL CURRENT ASSETS                            663            7,992
                                             -------------------------------

        TOTAL ASSETS                         $       663       $    7,992
                                             ================================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accrued expenses                          $    20,784       $   11,610
   Advances from officer, note 7                  43,463            5,500
   Current portion of tax liabilities, note 2     35,017           49,915
   Notes payable, note 4                          30,000                0
                                             --------------------------------

     TOTAL CURRENT LIABILITIES                   129,264           67,025
                                             --------------------------------

LONG TERM LIABILITIES
   Tax liabilities, note 2                       213,533          307,442
                                             --------------------------------

     TOTAL LIABILITIES                           342,797          374,467
                                             --------------------------------

COMMITMENTS & CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
    30,000,000 shares authorized,
    8,853,208 shares issued and outstanding,
      note 5                                     422,254          421,958
   Additional paid in capital                  2,028,909        1,948,047
   Accumulated deficit prior to the
     development stage                        (2,632,447)      (2,632,447)
   Accumulated deficit during the development
      stage                                     (160,850)        (104,033)
                                             --------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                (342,134)        (366,475)
                                             --------------------------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT             $       663       $    7,992
                                             ================================

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                                                                            From Inception
                                  Quarter     Nine Months    Quarter      Nine Months     of the Development
                                   Ended        Ended         Ended         Ended           Stage, December
                                 September    September     September      September       21, 1995, Through
                                 30, 1998      30, 1998      30, 1997      30, 1997        September 30, 1998
                               ------------  ------------   ----------    ------------    --------------------
SALES                           $   -0-       $   -0-       $   -0-        $    -0-         $        -0-

GROSS MARGIN                        -0-           -0-           -0-             -0-                  -0-

OPERATING EXPENSES                  -0-           -0-           -0-             -0-                  -0-

OTHER EXPENSES
   Professional fees             (13,975)       (32,663)        -0-             -0-                (32,663)
   Other expenses                 (1,088)        (1,918)        -0-             -0-                 (1,918)
   Interest expense               (7,195)       (23,240)      (6,072)         (6,072)              (35,124)
   Gain (loss) on investments       -0-           1,004         -0-             -0-                 (6,844)
                              --------------------------------------------------------------------------------

      LOSS BEFORE
         REORGANIZATION ITEMS    (22,258)       (56,817)      (6,072)         (6,072)              (76,549)

REORGANIZATION ITEMS
   Administration and legal fees    -0-            -0-        (7,190)        (15,270)              (84,301)
                              --------------------------------------------------------------------------------

         NET LOSS             $ (22,258)      $ (56,817)   $ (13,262)      $ (21,342)      $      (160,850)
                             =================================================================================



BASIC NET LOSS PER SHARE$     $    (.00)      $    (.01)   $    (.00)      $    (.01)
                             ===================================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES                   8,853,208       8,660,306     3,557,130       2,793,413
                             ===================================================================


                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                                                                                             From Inception of
                                                                                             the Development
                                                         Nine Months      Nine Months        Stage, December
                                                            Ended            Ended           21, 1995, Through
                                                       Sept. 30, 1998     Sept. 30, 1997     Sept. 30, 1998
                                                  ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $    (56,817)        $     (21,342)       $     (160,850)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
       (Gain) loss on investments                         (1,004)                 -0-                  6,844
       Change in assets and liabilities
       Decrease in accounts receivable                      -0-                 35,167                95,841
       Increase in accrued expenses                       10,254                  -0-                 21,864
       Decrease in tax liabilities                       (28,729)              (11,540)              (52,069)
                                                 --------------------------------------------------------------

      NET CASH USED IN OPERATING ACTIVITIES              (76,296)                2,285               (88,370)
                                                 --------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                  -0-                (30,180)              (30,180)
   Proceeds from sale of investments                       8,816                   -0-                23,336
                                                 --------------------------------------------------------------

      NET CASH PROVIDED  (USED) BY
        INVESTING ACTIVITIES                               8,816               (30,180)               (6,844)
                                                 --------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                           -0-                   -0-                 (2,586)
   Proceeds from notes payable                            30,000                  -0-                 30,000
   Advance from officer                                   37,963                 3,000                43,463
   Proceeds from issuance of common stock                   -0-                 25,000                25,000
                                                 --------------------------------------------------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES           67,963                28,000                95,877
                                                 --------------------------------------------------------------


       NET INCREASE IN CASH                                  483                   105                  663


CASH AT BEGINNING OF PERIOD                                  180                   123                  -0-
                                                 ---------------------------------------------------------------

CASH AT END OF PERIOD                            $           663           $       228            $     663
                                                 ===============================================================



Supplementary disclosures:
 Interest paid in cash                           $        18,098           $     6,072            $  29,982
                                                 ===============================================================


                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998



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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 1998 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter and nine months ended September 30, 1998, the Company funded its disbursements using loans from an officer and other shareholders.

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

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supercedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the quarters and nine months ended September 30, 1998 and 1997.


2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California EDD, California State Board of Equalization and other agencies. The IRS portion of tax liabilities, $137,717, bears interest at 9%, and is payable quarterly in payments of $11,602, maturing in January 2002. During the nine months ending September 30, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

     Scheduled maturities of the IRS liability are as follows:


                 Twelve Months
                    Ending
                 September 30:
               ------------------
                     1999                    $  35,017
                     2000                       38,324
                     2001                       41,943
                     2002                       22,433
                                             -----------
                                             $ 137,717
                                             ===========

     Interest paid during the quarter and nine months ended September 30, 1998 on the IRS liability totaled $3,330 and $18,098, respectively. Interest paid during the quarter and nine months ended September 30, 1997 totaled $6,072.


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at September 30, 1998 are estimated at approximately $55,000 and expire on December 31, 2013. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998



4.   NOTES PAYABLE

     During the nine months ended September 30, 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and mature between January through May 1999. Stock options were issued with respect to these notes payable (see note 5).


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

     Options to purchase 30,000 shares of common stock of the Company at the price of $2.50 per share for a period of three years have been issued to bearers of promissory notes (note 4) as follows:

              Date of Issuance     Number of Share     Expiration Date
             -----------------     ---------------     ---------------
              January 27, 1998         10,000         January 27, 2001
              January 30, 1998          5,000         January 30, 2001
                  May 1, 1998          10,000            May 1, 2001
                  May 5, 1998           5,000            May 1, 2001

     In June 1998, the IRS applied a personal tax refund from a former officer of the Company against the Company's tax liability, reducing it by $80,078. In accordance with an agreement between the management and the former officer, 80,078 shares of common stock were issued to the former officer in exchange for the loss of his personal tax refund.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998



6.   COMMITMENTS & CONTINGENCIES

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


7.   RELATED PARTY

     An officer of the Company advanced $24,348 to the Company during the quarter ended September 30, 1998, for a total of $37,963 for the nine months ended September 30, 1998. These advances bear interest at 10% and have no maturity date. The balance of advances is $43,463 at September 30, 1998.

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

      7. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $145,988.65 as September 30, 1998.

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

 Financial Condition

       Total assets at September 30, 1998 were $663, all of which was cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

      The Company's total liabilities as of September 30, 1998 were $342,797

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

      The Company had a net loss of $56,817 for the nine months ended September 30, 1998. The Company had a net loss of $22,258 for the three months ended September 30, 1998.

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

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 1998.

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