Form 10KSB
period 1998-12-31
PACIFIC ALLIANCE CORP /UT/
filed 1999-08-19
CIK 801904

===============================================================================


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-KSB


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-78910 -C


                            PACIFIC ALLIANCE CORPORATION.
             (Name of Small Business Issuer as specified in its charter)

                       Delaware                      87-044584-9
                    -------------                 -----------------
            (State or other jurisdiction of        (I.R.S. employer
            incorporation or organization           identification No.)


                                1661 Lakeview Circle
                                     Ogden, UT
                              -------------------------
                                     (Zip Code)
                                        84403
                     ------------------------------------------
                      (Address of principal executive offices)

           Issuer's telephone number, including area code:  (801) 399-3632


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act :None

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.Yes No X.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The Issuer's revenues for the fiscal year ended December 31, 1998 were -0-.

      As of July 20, 1999, 8,853,208 shares of the Issuer's common stock were issued and outstanding of which 2,595,394 were held by non-affiliates. As of July 20, 1999, there was no active market in the Issuers securities.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

===============================================================================

                               TABLE OF CONTENTS

                                                                          Page
PART I
Item 1.  Description of Business............................................3
Item 2.  Properties.........................................................11
Item 3.  Legal Proceedings..................................................11
Item 4.  Submission of Matters to a Vote of Security Holders................11


PART II
Item 5.  Market for the Registrant's Common Stock and Related Security Holder
         Matters............................................................11
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation...............................................15
Item 7.  Financial Statements...............................................18
Item 8.  Changes and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................26

PART III
Item 9 . Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................26
Item 10. Executive Compensation.............................................27
Item 11. Security Ownership of Certain Beneficial Owners and Management.....29
Item 12. Certain Relationships and Related Party Transactions...............30
Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K..31
         Index to Exhibits..................................................31


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

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Pacific Alliance Corporation (the "Company") is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On June 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement"). The Effective Date of the Plan was June 8, 1997. Although the Company's Chapter 11 Plan of Reorganization has been confirmed by the Bankruptcy Court, the Company continues to operate under the jurisdiction of the Court. The Company's current business plan calls for it to locate and acquire an operating company.

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

      2. The Company completed its audited financial statements for the years ended December 31, 1995, 1996, 1997 and 1998.

      3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $129,257 as of December 31, 1998.

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

      7. The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities which was effective through March 31, 1999.

      8. The Company prepared and filed a Form 10-KSB for the year ended December 31, 1996, the year ended 1997 and with this Form 10-KSB for the year ended December 31, 1998.

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

      In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract, for past due rent and for other damages. As of December 31, 1998, past due rent claimed by the defendant was approximately $200,000. The defendant also seeks damages in the amount of $75,000 pursuant to a stock purchase agreement. The Company has assigned its position in this matter to another entity who has assumed the Company's liabilities thereunder. The trial court ruled in favor of Mr. Palmer and against the Company and its assignee. The Company does not believe this litigation will have any material impact on its future operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended December 31, 1998.

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

                          Number of
       Issued To           Shares        Date              Consideration
     ------------        -----------    ------            ---------------

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


Holders

      As of April 20, 1999, there were 8,853,208 shares of common stock outstanding and approximately 152 stockholders of record of common stock.

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

Liquidity and Capital Resources

        As of December 31, 1998, the Company had total assets of $0. Therefore, the Company had no usable cash as of December 31, 1998 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 1998, the Company had total liabilities of $419,908 of which $266,092 were tax liabilities.

        The Company intends to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

        The auditors' report on the Company's December 31, 1998 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

        The Company has not commenced any active operations since its Confirmation Date and generated no revenue for the year ended December 31, 1998 or the year ended December 31, 1997. The Company had total expenses of $134,591 for the year ended December 31, 1998. For the year ended December 31, 1997, the Company had no revenue and expenses of $46,068, of which $26,336 was attributed to Bankruptcy administration and legal fees. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

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

      There can be no assurances that either any company acquired by the Company or any customers and suppliers of such acquired company, will be Year 2000 compliant.. In the event that any company or acquired by the Company or any of such company's customers or suppliers do not install Year 2000 compliant systems, following such acquisition the Company may need additional clerical staff to perform certain tasks, such as order entry and cash posting, and to provide the information currently provided to customers electronically. There can be no assurance that the Company will not have to bear additional costs and expenses in the future related to the Year 2000 problem.

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

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Pacific Alliance Corporation  Financial Statements                        Page

      Report of Independent Accountants ....................................19

      Balance Sheet.........................................................20
        December 31, 1998

      Statements of Operations..............................................21
        Years ended December 31, 1998 and 1997

      Statements of Stockholders' Deficit...................................22
        Years ended December 31, 1998 and December 31, 1997

      Statements of Cash Flows..............................................23
         Years ended December 31, 1998 and 1997

      Notes to Financial Statements.........................................24

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Pacific Alliance Corporation

      We have audited the accompanying balance sheet of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of December 31, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and 1997 and the period from inception of the development stage (December 21, 1995) through December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a Development Stage Company) as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from inception of the development stage (December 21, 1995) through December 31, 1998, in conformity with generally accepted accounting principles.

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


                                  Rose, Snyder & Jacobs
                                  A Corporation of Certified Public Accountants

Encino, California
May 7, 1999

                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEET
                                   DECEMBER 31, 1998

                                        ASSETS

                                                                     1998
CURRENT ASSETS
   Cash                                                        $          -
                                                               ----------------

        TOTAL ASSETS                                           $          -
                                                               ================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Bank overdraft                                              $       12,529
   Accrued expenses                                                    20,941
   Advance from officer, note 7                                        55,763
   Management compensation liability, note 5                           34,583
   Current portion of tax liabilities, note 2                          35,816
   Notes payable, note 4                                               30,000
                                                               ---------------

      TOTAL CURRENT LIABILITIES                                       189,632
                                                               ---------------
LONG TERM LIABILITIES
   Tax liabilities, note 2                                            230,276
                                                                --------------

      TOTAL LIABILITIES                                               419,908
                                                               ---------------
COMMITMENTS & CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
    30,000,000 shares authorized,
    8,853,208 shares issued and outstanding, note 5                   422,254
   Additional paid in capital                                       2,028,909
   Accumulated deficit prior to the development stage              (2,632,447)
   Accumulated deficit during the development stage                  (238,624)
                                                                 ------------

      TOTAL STOCKHOLDERS' DEFICIT                                    (419,908)

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                               $           -
                                                               ===============


          See independent auditors' report and notes to financial statements.

                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                              From Inception
                                                              of the Development
                                                              Stage, December
                                                              21, 1995, Through
                                        1998            1997  December 31, 1998
                             --------------------------------------------------

SALES                           $        -0-     $      -0-     $         -0-

GROSS MARGIN                             -0-            -0-               -0-

OPERATING EXPENSES                       -0-            -0-               -0-

OTHER INCOME (EXPENSES)
   Professional fees                 (43,305)           -0-           (43,305)
   Management compensation, note 5   (34,583)           -0-           (34,583)
   Other expenses                     (3,381)           -0-            (3,381)
   Taxes                             (26,000)           -0-           (26,000)
   Interest expense                  (28,326)       (11,884)          (40,210)
   Gain (loss) on investments          1,004         (7,848)           (6,844)
                             --------------------------------------------------

      LOSS BEFORE
         REORGANIZATION ITEMS       (134,591)       (19,732)         (154,323)

REORGANIZATION ITEMS
   Administration and legal fees         -0-        (26,336)          (84,301)
                             --------------------------------------------------

        NET LOSS                 $  (134,591)    $  (46,068)   $     (238,624)
                             ==================================================


BASIC NET LOSS PER SHARE
   Loss before reorganization
     items                       $     (0.02)    $    (0.00)
   Reorganization items                (0.00)         (0.01)
                              --------------------------------
        NET LOSS                 $     (0.02)    $   ( 0.01)
                              ================================


WEIGHTED AVERAGE NUMBER
    OF SHARES                      8,709,191      3,661,139
                              ================================




          See independent auditors' report and notes to financial statements.

                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                              Accumulated        Accumulated
                                   Shares of                  Additional      Deficit prior      Deficit after
                                   Common        Common       Paid-in         to December        December
                                   Stock         Stock        Capital         21, 1995           21, 1995        Total
                                 ---------------------------------------------------------------------------------------------

Balance at
 December 21, 1995                 12,594,422   $ 415,500      $471,500       $(2,632,447)       $      -       $(1,745,447)

Activity from December 21,
 1995 through December 31,
 1996                                   -             -           -                -                (57,965)       (57,965)
                                 ---------------------------------------------------------------------------------------------



Balance at
  December 31, 1996                12,594,422     415,500      471,500        (2,632,447)           (57,965)     (1,803,412)


Reverse split 1-for-6,
  note 5                          (10,495,297)       -            -              -                    -             -

Conversion of trade
  accounts payable, note           1,458,005        1,458    1,456,547           -                    -           1,458,005

Issuance of
  common stock, note 5             5,000,000        5,000     20,000             -                    -              25,000

Net loss                                                                         -                  (46,068)        (46,068)
                                 ---------------------------------------------------------------------------------------------

Balance at
  December 31, 1997                8,557,130      421,958    1,948,047       (2,632,447)           (104,033)       (366,475)

Issuance of common
  stock, note 5                      216,000          216          864            -                   -               1,080

Issuance of common
  stock for IRS claim
  reduction, note 5                   80,078           80       79,998            -                   -              80,078

Net loss                                 -              -          -              -                (134,591)       (134,591)

Balance at
  December 31, 1998                8,853,208    $ 422,254   $2,028,909     $ (2,632,447)         $  (238,624)    $ (419,908)
                                 =============================== ==============================================================



            See independent auditors' report and notes to financial statements.

                               PACIFIC ALLIANCE CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                From Inception of
                                                                                                the Development
                                                                                                Stage, December
                                                                                                21, 1995, Through
                                                            1998               1997             Dec. 31, 1998
                                                     ------------------ ------------------ ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $     (134,591)     $    (46,068)        $    (238,624)
   Adjustment to reconcile net loss to net cash
      provided (used) in operating activities:
       (Gain) loss on investments                             (1,004)            7,848                 6,844
       Change in assets and liabilities
       Decrease in accounts receivable                           -0-            35,167                95,841
       Increase in accrued expenses                           10,411            11,610                22,021
       Increase in management compensation liability          34,583               -0-                34,583
       Decrease in tax liabilities                           (11,187)          (23,340)              (34,527)
                                                     ------------------ ------------------ ----------------------

      NET CASH USED IN OPERATING ACTIVITIES                 (101,788)          (14,783)             (113,862)
                                                     ------------------ ------------------ ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                       -0-           (30,180)              (30,180)
   Proceeds from sale of investments                           8,816            14,520                23,336
                                                     ------------------ ------------------ ----------------------

      NET CASH PROVIDED  (USED) BY
        INVESTING ACTIVITIES                                   8,816           (15,660)               (6,844)
                                                     ------------------ ------------------ ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                             12,529               -0-                 9,943
   Proceeds from notes payable                                30,000               -0-                30,000
   Advance from officer                                       50,263             5,500                55,763
   Proceeds from issuance of common stock                        -0-            25,000                25,000
                                                     ------------------ ------------------ ----------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES               92,792            28,000               120,706
                                                     ------------------ ------------------ ----------------------


       NET INCREASE (DECREASE) IN CASH                          (180)               57                   -0-


CASH AT BEGINNING OF PERIOD                                      180               123                   -0-
                                                     ------------------ ------------------ ----------------------

CASH AT END OF PERIOD                                $           -0-        $      180         $         -0-
                                                     ================== ================== ======================


Supplementary disclosures:
 Interest paid in cash                               $        23,549        $   11,884      $         35,433
                                                     ================== ================== ======================

            See independent auditors' report and notes to financial statements.


                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Going Concern

     Pacific Alliance Corporation (the "Company"), whose name was changed from Pacific Syndication, Inc. in 1997, was originally incorporated in December 1991 under the laws of the State of Delaware. It also became a California corporation in 1991. Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming. In 1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 1998 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended December 31, 1998, the Company funded its disbursements using loans from an officer and other shareholders.

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

                       See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 1998 and 1997.

2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California EDD, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $129,257, bears interest at 9%, and is payable quarterly in payments of $11,602, maturing in January 2002. During the year ending December 31, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

     Scheduled maturities of the IRS liability are as follows:

                     Twelve Months
                        Ending
                     December 31:
                    ---------------
                         1999                 $     35,816
                         2000                       39,198
                         2001                       42,900
                         2002                       11,343
                                             --------------
                                              $    129,257
                                             ==============

     Interest paid during the year ended December 31, 1998 on the IRS liability totaled $21,240.

                       See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 1998 are estimated at approximately $100,000 and expire on December 31, 2013. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

4.   NOTES PAYABLE

     During the year ended December 31, 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and matured between January through May 1999. Stock options were issued with respect to these notes payable (see note 5). These notes payable are being renegotiated.

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

     Options to purchase 30,000 shares of common stock of the Company at the price of $2.50 per share for a period of three years have been issued to bearers of promissory notes (note 4) as follows:

                       See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

5.   COMMON STOCK AND WARRANTS (Continued)

               Date of Issuance    Number of Share      Expiration Date
             -------------------   ---------------      ---------------
               January 27, 1998         10,000         January 27, 2001
               January 30, 1998          5,000         January 30, 2001
                    May 1, 1998         10,000              May 1, 2001
                    May 5, 1998          5,000              May 1, 2001

     In June 1998, the IRS applied a personal tax refund from a former officer of the Company against the Company's tax liability, reducing it by $80,078. In accordance with an agreement between the management and the former officer, 80,078 shares of common stock were issued to the former officer in exchange for the loss of his personal tax refund.

     Pursuant to the provisions of the modified joint plan of reorganization, PacificAlliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services will be made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. At December 31, 1998, the Company accrued management compensation liability in the amount of $34,583, as the shares of common stock have not yet been issued.

6.   COMMITMENTS & CONTINGENCIES

     In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of
     $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus costs and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgement. Therefore, no liability has been accrued in the financial statements at December 31, 1998.

7.   RELATED PARTY

     An officer of the Company advanced $50,263 to the Company during the year ended December 31, 1998. These advances bear interest at 10% and have no maturity date. The balance of advances is $55,763 at December 31, 1998.


                       See independent auditors' report.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age           Position
   ---------------                 -----          -----------
   Mark Scharmann                   41            President/Director
   Dan Price                        45            Vice President/Director
   David Knudson                    40            Secretary/Treasurer/Director

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

                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation

                                                       Commissions                   Restrict
                                                           and       Other Annual     Stock     Options/
                                                         Bonuses     Compensation     Awards      SAR's
Name and Principal Positition    Year       Salary         ($)            ($)          ($)         (#)
-----------------------------   -------   ----------   -----------    ----------    ----------  ---------
Mark Scharmann (1)               1998        -0-          -0-            -0-         $14,025      -0-
President                        1997        -0-          -0-            -0-           -0-        -0-

      (1) Mr. Scharmann was appointed President of the Company on the date of the Conformation of the Plan, June 8, 1997.


Stock Options

      The following table sets forth certain information concerning stock options granted during fiscal 1997 to the named executive officers.


              Options Grants in the Year Ended December 31, 1998



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



      The following table sets forth information concerning the number and value of options held at December 31, 1998 by each of the named executive officers. No options held by such executive officers were exercised during 1997.

                      Option Values at December 31, 1998

                      Number of Unexercised           Value of Unexercised
                            Options at                In-the-Money Options
                        December 31, 1998(#)         At(December 31, 1998($)
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

      For the year ended December 31, 1998 the Company compensated its officers as follows:

      Name                    Compensation            Shares to be Issued

      Mark Scharmann                -0-                     140,250
      Dan Price                     -0-                      32,250
      David Knudson                 -0-                     173,325

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of July 20, 1999 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                              Amount and
and Address                                       Nature of        Percent of
of Beneficial                                     Beneficial        Class(1)
Owner                                             Ownership         Ownership
--------------------------------------------- ------------------ ---------------
Mark Scharmann(1)                                 5,134,037          57.99%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                                          1,000           0.01%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson(1)                                      3,667           0.04%
1661 Lakeview Circle
Ogden, UT 84403

William M. Hynes, II                              1,119,115          12.64%
11112 Ventura Boulevard
Studio City, CA   91602

All Officers and Directors                        5,138,704          58.04%
as a Group (3 Persons)
--------------------------------------------- ------------------ ---------------
Total Shares Issued                               8,853,208            100%
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

Merger

       During 1998, Troika Capital loaned $50,263 to the Company. Such loan is due on demand and bears interest at the rate of 10% per annum.

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

        B. The Company filed no Form 8-K during the fiscal year ended December 31, 1998.

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

                                 Pacific Alliance Corporation


Date: August 12, 1999            By:  /s/ Mark A. Scharmann
                                 ----------------------------------
                                      Mark A. Scharmann
                                      President/Principal Executive Officer


Date: August 12, 1999            By: /s/ David Knudson
                                 ----------------------------------
                                      David Knudson
                                      Secretary/Treasurer
                                      Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Capacity                   Date

/s/ Mark A. Scharmann          President/Director         August 12, 1999
----------------------
Mark A. Scharmann

/s/ Dan Price                  Vice President/Director    August 12, 1999
----------------------
Dan Price

/s/ David Knudson              Secretary/Treasurer        August 12, 1999
----------------------         Director
David Knudson