Form 10QSB
period 1999-03-31
PACIFIC ALLIANCE CORP /UT/
filed 1999-09-03
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C
                                  ------------


                          PACIFIC ALLIANCE CORPORATION
           (Name of Small Business Issuer as specified in its charter)


               Delaware                              87-044584-9
          ------------------                      -----------------
        (State or other jurisdiction of           (I.R.S. employer
         incorporation or organization             identification No.)


                      1661 Lakeview Circle, Ogden, UT 84403
                    (Address of principal executive offices)


           Registrant's telephone no., including area code: (801) 399-3632


                                        N/A
                                       -----
              Former name, former address, and former fiscal year,
                          if changed since last report.


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

Common Stock outstanding at August 25, 1999 - 8,853,208 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                     For the Quarter ended March 31, 1999


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--March 31, 1999                                    3

            Statements of Operations--for the three months
            ended March 31, 1999 and March 31, 1998                          4

            Statements of Stockholders' Deficit                              5

            Statements of Cash Flows--for the three months
            ended March 31, 1999 and March 31, 1998                          6

            Notes to Financial Statements                                    7

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             11


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               16
Item 2.     Changes in the Securities                                       16
Item 3.     Defaults Upon Senior Securities                                 16
Item 4.     Results of Votes of Security Holders                            16
Item 5.     Other Information                                               16
Item 6(a).  Exhibits                                                        16
Item 6(b).  Reports on Form 8-K                                             16

                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS




                                        ASSETS

                                                                 March 31,    December 31,
                                                                    1999         1998
                                                           -------------------------------------

CURRENT ASSETS
   Cash                                                    $         221      $       -
                                                           -------------------------------------

        TOTAL ASSETS                                       $         221      $       -
                                                           =====================================



                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                           $        -0-      $  12,529
   Accrued expenses                                               29,091         20,941
   Advance from officer, note 7                                   72,913         55,763
   Management compensation liability, note 5                      46,159         34,583
   Current portion of tax liabilities, note 2                     45,287         35,816
   Notes payable, note 4                                          30,000         30,000
                                                           ---------------------------------

     TOTAL CURRENT LIABILITIES                                   223,450        189,632

LONG TERM LIABILITIES
   Tax liabilities, note 2                                       220,805        230,276
                                                           --------------------------------

     TOTAL LIABILITIES                                           444,255        419,908

COMMITMENTS & CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
    30,000,000 shares authorized,
    8,853,208 shares issued and outstanding, note 5              422,254       422,254
   Additional paid in capital                                  2,028,909     2,028,909
   Accumulated deficit prior to the development stage         (2,632,447)   (2,632,447)
   Accumulated deficit during the development stage             (262,750)     (238,624)
                                                           --------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                                (444,034)     (419,908)
                                                           --------------------------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                             $       221    $      -
                                                           ================================



                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS


                                                                                     From Inception
                                                                                     of the Development
                                                                                     Stage, December
                                           Quarter ended         Quarter ended       21, 1995, Through
                                           March 31, 1999        March 31, 1998      March  31, 1999
                                        -------------------------------------------------------------------

SALES                                      $      -0-            $       -0-         $       -0-

GROSS MARGIN                                      -0-                    -0-                 -0-

OPERATING EXPENSES                                -0-                    -0-                 -0-

OTHER INCOME (EXPENSES)
   Professional fees                           (6,699)                 (8,601)            (50,004)
   Management compensation, note 5            (11,576)                   -0-              (46,159)
   Other expenses                                (275)                   (310)             (3,656)
   Taxes                                          -0-                    -0-              (26,000)
   Interest expense                            (5,576)                 (9,539)            (45,786)
   Gain (loss) on investments                     -0-                   1,004              (6,844)
                                        -------------------------------------------------------------------

      LOSS BEFORE
         REORGANIZATION ITEMS                 (24,126)                (17,446)           (178,449)

REORGANIZATION ITEMS
   Administration and legal fees                  -0-                    -0-              (84,301)
                                        -------------------------------------------------------------------

        NET LOSS                           $  (24,126)           $    (17,446)        $  (262,750)
                                        ===================================================================


BASIC NET LOSS PER SHARE
   Loss before reorganization items        $    (0.00)           $      (0.00)
   Reorganization items                         (0.00)                  (0.00)
                                        ---------------------- -----------------------

        NET LOSS                           $    (0.00)           $     ( 0.00)
                                        ====================== =======================


WEIGHTED AVERAGE NUMBER
    OF SHARES                               8,853,208               8,557,130
                                        ==============================================


                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                           Accumulated    Accumulated
                                   Shares of                 Additional    Deficit prior  Deficit after
                                   Common        Common      Paid-in       to December    December
                                   Stock         Stock       Capital       21, 1995       21, 199         Total
                               ---------------------------------------------------------------------------------------

Balance at
 December 21, 1995               12,594,422    $ 415,500    $   471,500   $ (2,632,447)   $    -     $ (1,745,447)

Reverse split 1-for-6,
  note 5                        (10,495,297        -               -           -               -             -

Conversion of trade
  accounts payable, note          1,458,005        1,458      1,456,547        -               -        1,458,005

Issuance of
  common stock, note 5            5,000,000        5,000         20,000        -               -           25,000

Activity from Dec. 21, 1995
  through Dec. 31, 1997                                                        -           (104,033)     (104,033)
                               ---------------------------------------------------------------------------------------
Balance at
  December 31, 1997               8,557,130      421,958     1,948,047    (2,632,447)      (104,033)     (366,475)

Net loss                              -             -             -             -           (17,446)      (17,446)


  Balance at March 31,            8,557,130      421,958     1,948,047    (2,632,447)      (121,479)     (383,921)

Issuance of common
  stock, note 5                     216,000          216           864          -              -            1,080

Issuance of common
  stock for IRS claim
  reduction, note 5                  80,078           80        79,998          -            80,078           -

Net loss                               -               -          -             -          (117,145)     (117,145)

Balance at
  December 31, 1998               8,853,208      422,254     2,028,909    (2,632,447)      (238,624)     (419,908)


Net loss                               -               -          -             -           (24,126)      (24,126)
                                  ----------------------------------------------------------------------------------

Balance at March 31, 1999         8,853,208   $  422,254   $2,028,909    $(2,632,447)    $ (262,750)    $(444,034)
                                  =============================== ==================================================


                               PACIFIC ALLIANCE CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                                                                               From Inception of
                                                                                               the Development
                                                                                               Stage, December
                                                         Quarter ended     Quarter ended       21, 1995, Through
                                                         March 31, 1999    March 31, 1998      Mar. 31, 1999
                                                       -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $  (24,126)       $   (17,446)        $   (262,750)
   Adjustment to reconcile net loss to net cash
      provided (used) in operating activities:
       (Gain) loss on investments                               -0-            (1,004)                6,844
       Change in assets and liabilities
       Decrease in accounts receivable                          -0-               -0-                95,841
       Increase in accrued expenses                           8,150            10,889                30,171
       Increase in management compensation liability         11,576               -0-                46,159
       Decrease in tax liabilities                              -0-           (17,612)              (34,527)
                                                       -----------------------------------------------------------

      NET CASH USED IN OPERATING ACTIVITIES                  (4,400)          (25,173)             (118,262)
                                                       -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                      -0-               -0-               (30,180)
   Proceeds from sale of investments                            -0-             8,816                23,336
                                                       -------------------------------------------------------------

      NET CASH PROVIDED  (USED) BY
        INVESTING ACTIVITIES                                    -0-             8,816               (6,844)
                                                       -------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                           (12,529)             -0-                (2,586)
   Proceeds from notes payable                                  -0-            6,800                30,000
   Advance from officer                                      17,150            9,500                72,913
   Proceeds from issuance of common stock                       -0-              -0-                25,000
                                                       ------------------------------------------------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                4,621          16,300               125,327
                                                       ------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH                           221             (57)                  221


CASH AT BEGINNING OF PERIOD                                      -0-             180                   -0-
                                                       -------------------------------------------------------------

CASH AT END OF PERIOD                                   $        221       $     123           $       221
                                                       =============================================================


Supplementary disclosures:
 Interest paid in cash                                  $        -0-       $     -0-           $    35,433
                                                       =============================================================


                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 1999 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended March 31, 1999, the Company funded its disbursements using advances from an officer.

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

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the quarters ended March 31, 1999 and 1998.


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

     Scheduled maturities of the IRS liability are as follows:


                    Twelve Months
                      March 31:
                         2000                $     45,287
                         2001                      40,092
                         2002                      43,878
                                             -------------
                                              $   129,257
                                             =============


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 1998 are estimated at approximately $150,000 and expire on December 31, 2013 and 2014. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999


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

               Date of Issuance   Number of Share    Expiration Date
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

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999


5.   COMMON STOCK AND WARRANTS (Continued)

     Pursuant to the provisions of the modified joint plan of reorganization, PacificAlliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services will be made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. At December 31, 1998 and March 31, 1999, accrued management compensation liability was $34,583 and $46,159, respectively, as the shares of common stock have not yet been issued.


6.   COMMITMENTS & CONTINGENCIES

   In1995, the Company filed a lawsuit  against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of
     $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus costs and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgement. Therefore, no liability has been accrued in the financial statements at March 31, 1999.


7.   RELATED PARTY

     An officer of the Company advanced $17,150 to the Company during the quarter ended March 31, 1999. These advances bear interest at 10% and have no maturity date. The balance of advances is $72,913 at March 31, 1999.

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

      7. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $123,257 as August 25, 1999.

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

      12. The Company prepared and filed Form 10-KSB's for the years ended December 31, 1997 and 1998 and this 10-QSB.

 Financial Condition

       Total assets at March 31, 1999 were $221, all of which was cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

      The Company's total liabilities as of March 31, 1999 were $444,255.

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

      The Company had a net loss of $24,126 for the three months ended March 31, 1999. The Company had a net loss of $17,446 for the three months ended March 31, 1998.

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

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 1999.

Item 5.        Other Information.

Item 6(a).     Exhibits.  None

Item 6(b).     Reports on Form 8-K.  None filed.

                                   SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: September 1, 1999             PACIFIC ALLIANCE CORPORATION         .



                                     By:  /s/ Mark A. Scharmann
                                         --------------------------------
                                          Mark A. Scharmann
                                          President/Principal Executive Officer



                                     By:  /s/ David Knudson
                                         --------------------------------
                                          David Knudson
                                          Principal Financial Office