Form 10QSB
period 1999-06-30
PACIFIC ALLIANCE CORP /UT/
filed 1999-09-03
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C
                                  ------------


                          PACIFIC ALLIANCE CORPORATION
           (Name of Small Business Issuer as specified in its charter)

                       Delaware                        87-044584-9
                  ------------------                  -------------
            (State or other jurisdiction of          (I.R.S. employer
             incorporation or organization            identification No.)


                       1661 Lakeview Circle, Ogden, UT 84403
                      ---------------------------------------
                      (Address of principal executive offices)

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


                      For the Quarter ended June 30, 1999


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                     Page of
                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--June 30, 1999                                     3

            Statements of Operations--for the three and six months
            ended June 30, 1999 and June 30, 1998                            4

            Statements of Stockholders' Deficit                              5

            Statements of Cash Flows--for the six months
            ended June 30, 1999 and June 30, 1998                            6

            Notes to Financial Statements                                    7

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             11


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               16
Item 2.     Changes in the Securities                                       16
Item 3.     Defaults Upon Senior Securities                                 16
Item 4.     Results of Votes of Security Holders                            16
Item 5.     Other Information                                               16
Item 6(a).  Exhibits                                                        16
Item 6(b).  Reports on Form 8-K                                             16

                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS



                                        ASSETS

                                                           June 30,        December 31,
                                                             1999              1998
                                                      -----------------------------------

CURRENT ASSETS
   Cash                                               $       145         $       -
                                                      -----------------------------------

        TOTAL ASSETS                                  $       145         $       -
                                                      ===================================



                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                     $        -0-        $    12,529
   Accrued expenses                                         35,592             20,941
   Advance from officer, note 7                             86,913             55,763
   Management compensation liability, note 5                59,532             34,583
   Current portion of tax liabilities, note 2               48,974             35,816
   Notes payable, note 4                                    30,000             30,000
                                                      -----------------------------------

     TOTAL CURRENT LIABILITIES                             261,011            189,632

LONG TERM LIABILITIES
   Tax liabilities, note 2                                 211,116            230,276
                                                      -----------------------------------

     TOTAL LIABILITIES                                     472,127            419,908
                                                      -----------------------------------

COMMITMENTS & CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
    30,000,000 shares authorized,
    8,853,208 shares issued and outstanding, note 5         422,254           422,254
   Additional paid in capital                             2,028,909         2,028,909
   Accumulated deficit prior to the development stage    (2,632,447)       (2,632,447)
   Accumulated deficit during the development stage        (290,698)         (238,624)
                                                      ---------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                           (471,982)         (419,908)
                                                      ---------------------------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                        $       145       $      -0-
                                                      =================================


                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS

                                                                                                    From Inception
                                        Three Months     Six Months   Three Months     Six Months   of the Development
                                           Ended           Ended         Ended            Ended     Stage, December
                                           June            June          June             June      21, 1995, Through
                                         30, 1999         30, 1999     30, 1998         30, 1998    June 30, 1999
                                       ---------------------------------------------------------------------------------

SALES                                   $    -0-        $    -0-      $    -0-        $    -0-      $        -0-

GROSS MARGIN                                 -0-             -0-           -0-             -0-               -0-

OPERATING EXPENSES                           -0-             -0-           -0-             -0-               -0-

OTHER INCOME (EXPENSES)
   Professional fees                       (8,835)        (15,534)      (10,087)         (18,688)          (58,839)
   Management compensation, note 5        (13,373)        (24,949)         -0-             -0-             (59,532)
   Other expenses                             (76)           (351)         (520)            (830)           (3,732)
   Taxes                                     -0-             -0-         (6,506)         (16,045)          (26,000)
   Interest expense                        (5,664)        (11,240)         -0-             -0-             (51,450)
   Gain (loss) on investments                -0-             -0-           -0-             1,004            (6,844)
                                       ----------------------------------------------------------------------------------

      LOSS BEFORE
         REORGANIZATION ITEMS             (27,948)        (52,074)      (17,113)         (34,559)         (206,397)

REORGANIZATION ITEMS
   Administration and legal fees             -0-             -0-           -0-             -0-             (84,301)
                                       ----------------------------------------------------------------------------------

        NET LOSS                        $ (27,948)      $ (52,074)    $ (17,113)      $  (34,559)     $   (290,698)
                                       ==================================================================================


BASIC NET LOSS PER SHARE
   Loss before reorganization items     $    0.00)      $   (0.01)    $    (.00)      $     (.00)
   Reorganization items                     (0.00)          (0.00)         (.00)            (.00)
                                      -------------------------------------------------------------

        NET LOSS                        $   (0.00)      $  ( 0.01)    $    (.00)      $     (.00)
                                      =============================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES                           8,853,208       8,853,208     8,567,327        8,562,257
                                      =============================================================


                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS


                                                                                     From Inception of
                                                                                     the Development
                                                    Six Months      Six Months       Stage, December
                                                      Ended           Ended          21, 1995, Through
                                                  June 30, 1999   June 30, 1998      June 30, 1999
                                               -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $     (52,074)    $    (34,559)      $     (290,698)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
       (Gain)/loss on investments                         -0-           (1,004)               6,844
       Change in assets and liabilities
     Decrease in accounts receivable                      -0-              -0-               95,841
     Increase in accrued expenses                      14,651            3,283               36,672
     Increase in management compensation liability     24,949              -0-               59,532
     Decrease in tax liabilities                       (6,002)         (20,457)             (40,529)
                                                ----------------------------------------------------------

     NET CASH USED IN OPERATING ACTIVITIES            (18,476)         (52,737)            (132,338)
                                                ----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                -0-              -0-              (30,180)
   Proceeds from sale of investments                      -0-            8,816               23,336
                                                ----------------------------------------------------------

     NET CASH USED BY
        INVESTING ACTIVITIES                              -0-            8,816               (6,844)
                                                ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                     (12,529)            126                (2,586)
   Proceeds from notes payable                            -0-          30,000                30,000
   Advance from officer                                31,150          13,615                86,913
   Proceeds from issuance of common stock                 -0-             -0-                25,000
                                               ----------------------------------------------------------

     NET CASH PROVIDED BY
        FINANCING ACTIVITIES                          18,621          43,741                139,327
                                               ----------------------------------------------------------


       NET INCREASE (DECREASE) IN CASH                  145             (180)                  145


CASH AT BEGINNING OF PERIOD                             -0-              180                   -0-
                                              -----------------------------------------------------------

CASH AT END OF PERIOD                          $       145        $      -0-          $        145
                                              ===========================================================

Supplementary disclosures:
 Interest paid in cash                         $       -0-        $   14,768          $     35,433
                                              ===========================================================


                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999



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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 1999 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended June 30, 1999, the Company funded its disbursements using loans from an officer and other shareholders.

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

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1999



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the quarter ended June 30, 1999.


2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California EDD, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $123,257, bears interest at 9%, and is payable quarterly in payments of $11,602, maturing in January 2002. During the year ending December 31, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

     Scheduled maturities of the IRS liability are as follows:


                        Twelve Months Ended
                       June 30:
                         2000                $     48,974
                         2001                      41,007
                         2002                      33,276
                                             -------------
                                             $    123,257


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at June 30, 1999 are estimated at approximately $180,000 and expire on December 31, 2013 and 2014. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1999



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

              Date of Issuance    Number of Shares  Expiration Date
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

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1999



5.   COMMON STOCK AND WARRANTS (Continued)

     Pursuant to the provisions of the modified joint plan of reorganization, PacificAlliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services will be made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. At June 30, 1999, accrued management compensation liability was $59,532, as the shares of common stock have not yet been issued.


6.   COMMITMENTS & CONTINGENCIES

   In1995, the Company filed a lawsuit  against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of
     $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus costs and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgement. Therefore, no liability has been accrued in the financial statements at June 30, 1999.


7.   RELATED PARTY

     An officer of the Company advanced $14,000 to the Company during the three months ended June 30, 1999. These advances bear interest at 10% and have no maturity date. The balance of advances is $86,913 at June 30, 1999.

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

Post Confirmation Date Activities

      Since the Confirmation of the Plan of Reorganization the following have occurred:

      5. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock

      6. The Company completed its audited financial statements for the years ended December 31, 1996, 1997 and 1998.

      7. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $123,257 as of August 25, 1999.

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

      12. The Company prepared and filed a Form 10-KSB for the year ended December 31, 1997 and 1998 and this 10-QSB.

 Financial Condition

       Total assets at June 30, 1999 were $145, all of which was cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

      The Company's total liabilities as of June 30, 1999 were $472,127

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

      The Company had a net loss of $27,948 for the three months ended June 30, 1999. The Company had a net loss of $52,074 for the six months ended June 30, 1999.

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

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 1999.

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


Dated: September 1, 1999             PACIFIC ALLIANCE CORPORATION         .



                                     By
                                          Mark A. Scharmann
                                          President/Principal Executive Officer



                                     By
                                          David Knudson
                                          Principal Financial Office