Form 10QSB
period 1999-09-30
PACIFIC ALLIANCE CORP /UT/
filed 1999-12-15
CIK 801904

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1999

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


                       1661 Lakeview Circle, Ogden, UT 84403
                      ----------------------------------------
                      (Address of principal executive offices)

           Registrant's telephone no., including area code: (801) 399-3632
          ------------------------------------------------------------------


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

Common Stock outstanding at December 10, 1999 - 8,853,208 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                   For the Quarter ended September 30, 1999


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                     Page of
                                   Form 10-QSB

Item 1.  Financial Statements:

            Balance Sheet--September 30, 1999 and December 31, 1998          3

            Statements of Operations--for the three and nine months
            ended September 30, 1999 and September 30, 1998                  4

            Statements of Cash Flows--for the nine months
            ended September 30, 1999 and September 30, 1998                  6

            Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               16
Item 2.     Changes in the Securities                                       16
Item 3.     Defaults Upon Senior Securities                                 16
Item 4.     Results of Votes of Security Holders                            16
Item 5.     Other Information                                               16
Item 6(a).  Exhibits                                                        16
Item 6(b).  Reports on Form 8-K                                             16

                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS



                                        ASSETS


                                                            September 30,  December 31,
                                                               1999           1998
                                                      -----------------------------------

CURRENT ASSETS
   Cash                                               $        1,747     $      -
                                                      -------------------------------------

        TOTAL ASSETS                                  $        1,747     $      -
                                                      =====================================



                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                     $          -0-     $   12,529
   Accrued expenses                                           42,442         20,941
   Advance from officer, note 7                               92,413         55,763
   Management compensation liability, note 5                  71,700         34,583
   Current portion of tax liabilities, note 2                 58,878         35,816
   Notes payable, note 4                                      30,000         30,000
                                                      ----------------------------------

     TOTAL CURRENT LIABILITIES                               295,433        189,632

LONG TERM LIABILITIES
   Tax liabilities, note 2                                   201,212        230,276
                                                      ---------------------------------

     TOTAL LIABILITIES                                       496,645        419,908
                                                      ---------------------------------

COMMITMENTS & CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
    30,000,000 shares authorized,
    8,853,208 shares issued and outstanding, note 5          422,254         422,254
   Additional paid in capital                              2,028,909       2,028,909
   Accumulated deficit prior to the development stage     (2,632,447)     (2,632,447)
   Accumulated deficit during the development stage         (313,614)      (238,624)
                                                      ---------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                            (494,898)      (419,908)
                                                      ---------------------------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                      $        1,747     $      -0-
                                                      =================================


                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS

                                                                                            From Inception
                                   Three Months  Nine Months  Three Months  Nine Months   of the Development
                                       Ended        Ended        Ended         Ended        Stage, December
                                     September    September    September     September     21, 1995, Through
                                     30, 1999     30, 1999     30, 1998      30, 1998     September 30, 1999
                                  -------------------------------------------------------------------------------------

SALES                               $    -0-     $    -0-     $    -0-      $    -0-      $          -0-

GROSS MARGIN                             -0-          -0-          -0-           -0-                 -0-

OPERATING EXPENSES                       -0-          -0-          -0-           -0-                 -0-

OTHER INCOME (EXPENSES)
   Professional fees                  (4,395)      (19,929)     (13,975)      (32,643)            (63,234)
   Management compensation, note 5   (12,168)      (37,117)        -0-           -0-              (71,700)
   Other expenses                       (653)       (1,004)      (1,088)       (1,918)             (4,385)
   Taxes                                 -0-          -0-          -0-        (23,240)            (26,000)
   Interest expense                   (5,700)      (16,940)      (7,195)         -0-              (57,150)
   Gain (loss) on investments            -0-          -0-          -0-          1,004              (6,844)
                                  -------------------------------------------------------------------------------------

      LOSS BEFORE
         REORGANIZATION ITEMS        (22,916)      (74,990)     (22,258)      (56,817)           (229,313)

REORGANIZATION ITEMS
   Administration and legal fees         -0-          -0-          -0-           -0-              (84,301)
                                  -------------------------------------------------------------------------------------

        NET LOSS                   $ (22,916)    $ (74,990)   $ (22,258)    $ (56,817)     $     (313,614)
                                  =====================================================================================


BASIC NET LOSS PER SHARE
 Loss before reorganization items  $   (0.00)    $   (0.01)   $    (.00)   $     (.01)
 Reorganization items                  (0.00)        (0.00)        (.00)         (.00)
                                  -------------------------------------------------------

        NET LOSS                   $   (0.00)    $   (0.01)   $    (.00)   $     (.01)
                                  =======================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES                       8,853,208     8,853,208     8,853,208      8,660,306
                                  =======================================================


                             PACIFIC ALLIANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS


                                                                                              From Inception of
                                                                                               the Development
                                                       Nine months       Nine months          Stage, December
                                                         Ended              Ended             21, 1995, Through
                                                  September 30, 1999    September 30, 1998       September 30, 1999
                                               ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $     (74,990)       $   (56,817)           $    (313,614)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
       (Gain)/loss on investments                            -0-             (1,004)                   6,844
       Change in assets and liabilities
     Decrease in accounts receivable                         -0-               -0-                    95,841
     Increase in accrued expenses                         21,501             10,254                   43,522
     Increase in management compensation liability        37,117               -0-                    71,700
     Decrease in tax liabilities                          (6,002)           (28,729)                 (40,529)
                                               ---------------------------------------------------------------------

     NET CASH USED IN OPERATING ACTIVITIES               (22,374)           (76,296)                (136,236)
                                               ---------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                  -0-                -0-                   (30,180)
   Proceeds from sale of investments                        -0-               8,816                   23,336
                                               ---------------------------------------------------------------------

     NET CASH (USED) PROVIDED BY
        INVESTING ACTIVITIES                                -0-               8,816                   (6,844)
                                               ---------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                        (12,529)              -0-                    (2,586)
   Proceeds from notes payable                              -0-              30,000                   30,000
   Advance from officer                                   36,650             37,963                   92,413
   Proceeds from issuance of common stock                   -0-                -0-                    25,000
                                               ---------------------------------------------------------------------

     NET CASH PROVIDED BY
        FINANCING ACTIVITIES                              24,121             67,963                  144,827
                                               ---------------------------------------------------------------------


       NET INCREASE IN CASH                                1,747                483                    1,747


CASH AT BEGINNING OF PERIOD                                  -0-                180                      -0-
                                               ---------------------------------------------------------------------

CASH AT END OF PERIOD                           $          1,747         $      663             $      1,747
                                               =====================================================================

Supplementary disclosures:
 Interest paid in cash                          $            -0-         $   18,098             $     35,433
                                               =====================================================================


                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999



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

     The Company filed a petition for Chapter 11 under the Bankruptcy Code in September 1995. The debtor in possession kept operating until December 21, 1995, when all the assets, except cash and accounts receivable, were sold to a third party, Starcom. The purchaser assumed all post-petition liabilities and all obligations collateralized by the assets acquired (see note 6).

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 1999 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 1999, the Company funded its disbursements using loans from an officer and other shareholders.

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

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the quarter ended September 30, 1999.


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

     Scheduled maturities of the IRS liability are as follows:


                   Twelve Months Ended
                       September 30:
                         2000                $     58,878
                         2001                      41,942
                         2002                      22,437
                                             -------------
                                             $    123,257
                                             =============

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at September 30, 1999 are estimated at approximately $138,000 and expire on December 31, 2013 and 2014. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999



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

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. A class "A" warrant allows the purchase of a share of common stock at an exercise price of $2.50 per share, and the warrant must be exercised before September 8, 2000. A class "B" warrant allows the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrant must be exercised before September 8, 2002.

     In May and September 1998, the Company issued 16,000 and 200,000 shares of common stock, respectively, for professional services received from non-related individuals. These shares were valued at $0.005 per share.

     Options to purchase 30,000 shares of common stock of the Company at the price of $2.50 per share for a period of three years have been issued to bearers of promissory notes (note 4) as follows:

              Date of Issuance     Number of Share   Expiration Date
            ----------------------------------------------------------
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

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


5.   COMMON STOCK AND WARRANTS (Continued)

     Pursuant to the provisions of the modified joint plan of reorganization, PacificAlliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services will be made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. At September 30, 1999, accrued management compensation liability was $71,700, as the shares of common stock have not yet been issued.


6.   COMMITMENTS & CONTINGENCIES

     In1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus costs and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgement. Therefore, no liability has been accrued in the financial statements at September 30, 1999.


7.   RELATED PARTY

     An officer of the Company advanced $5,500 to the Company during the three months ended September 30, 1999. These advances bear interest at 10% and have no maturity date. The balance of advances is $92,413 at September 30, 1999.

                                    ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Pacific Alliance Corporation (the "Company") is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On September 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement"). The Effective Date of the Plan was June 8, 1997. Although the Company's Chapter 11 Plan of Reorganization has been confirmed by the Bankruptcy Court, the Company continues to operate under the jurisdiction of the Court. The Company's current business plan calls for it to locate and acquire an operating company.

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

      3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $123,257 as of December 10, 1999.

      4. The Company effected a 1-for-6 reverse split of its issued and outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

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

      8. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997 and 1998 and all required Forms 10-QSB for 1999 calendar year.

 Financial Condition

       Total assets at September 30, 1999 were $1,747, all of which was cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

      The Company's total liabilities as of September 30, 1999 were $496,645

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

      The Company had a net loss of $22,916 for the three months ended September 30, 1999. The Company had a net loss of $74,990 for the nine months ended September 30, 1999. This compares to a net loss of $22,258 for the three months ended September 30, 1998 and a net loss of $56,817 for the nine months ended September 30, 1999.

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

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 1999.

Item 5.        Other Information.

Item 6(a).     Exhibits.  None

Item 6(b).     Reports on Form 8-K.  None filed.

                                    SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 13, 1999            PACIFIC ALLIANCE CORPORATION         .



                                    By: /s/ Mark A. Scharmann
                                        __________________________________
                                        Mark A. Scharmann
                                        President/Principal Executive Officer



                                    By  /s/ David Knudson
                                        __________________________________
                                        David Knudson
                                        Principal Financial Office