Form 10KSB
period 1999-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2000-04-13
CIK 801904

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-78910 -C


                          PACIFIC ALLIANCE CORPORATION.
           (Name of Small Business Issuer as specified in its charter)

                   Delaware                            87-044584-9
          ----------------------------               ----------------
        (State or other jurisdiction of              (I.R.S. employer
         incorporation or organization                identification No.)

                                1661 Lakeview Circle
                                     Ogden, UT
                                   --------------

                                     (Zip Code)
                                   --------------
                                        84403
                    (Address of principal executive offices)

           Issuer's telephone number, including area code:  (801) 399-3632


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes No X
 .

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The Issuer's revenues for the fiscal year ended December 31, 1999 were 2.

     As of April 7, 2000, 10,414,033 shares of the Issuer's common stock were issued and outstanding of which 2,595,394 were held by non-affiliates. As of April 7, 2000, there was no active market in the Issuers securities.


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


PART II
Item 5.    Market for the Registrant's Common Stock and Related Security Holder
           Matters..........................................................11
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation.............................................15
Item 7.    Financial Statements.............................................18
Item 8.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................26

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................26
Item 10.   Executive Compensation...........................................27
Item 11.   Security Ownership of Certain Beneficial Owners and Management...29
Item 12.   Certain Relationships and Related Party Transactions.............30
Item 13.   Exhibits, Financial Statements, Schedules & Reports on Form 8-K..31
           Index to Exhibits................................................31


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

      2. The Company completed its audited financial statements for the years ended December 31, 1995, 1996, 1997, 1998 and 1999.

      3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $115,257 as of December 31, 1999.

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

      8. The Company prepared and filed a Form 10-KSB for the year ended December 31, 1996, the year ended 1997, the year ended 1998, and with this Form 10-KSB, for the year ended December 31, 1999.

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

      In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus costs and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgment. The Company does not believe this litigation will have any material impact on its future operations or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended December 31, 1999.

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


Holders

      As of April 7, 2000, there were 10,414,033 shares of common stock outstanding and approximately 152 stockholders of record of common stock.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The Company has had no operations during the last three years. During this period, the Company has been involved in a Chapter 11 Proceeding under the Unites States Bankruptcy Code. In May 1997, the Company's Plan or Reorganization was confirmed by the U.S. Bankruptcy Court. The Company intends to attempt to commence operations in an active business by acquiring or merging with an operating company. On the 24th day of January, 2000, the Company entered into a letter of intent to acquire Dr.Benefits, Inc., in a stock exchange transaction. No definitive agreement has been entered into as of the date hereof, but the Company's management is continuing discussions with management of Dr.Benefits, Inc. relating to the terms of a definitive agreement.

        The Plan of Operation of the Company is further described in Item 2 of this Form 10-KSB.

Liquidity and Capital Resources

        As of December 31, 1999, the Company had total assets of $2. Therefore, the Company had no usable cash as of December 31, 1999 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 1999, the Company had total liabilities of $539,880 of which $252,090 were tax liabilities.

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

        The auditors' report on the Company's December 31, 1999 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

        The Company has not commenced any active operations since its Confirmation Date and generated no revenue for the year ended December 31, 1999 or the year ended December 31, 1998. The Company had total expenses of $119,970 for the year ended December 31, 1999. For the year ended December 31, 1998, the Company had no revenue and expenses of $134,591. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

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

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Pacific Alliance Corporation  Financial Statements                        Page

      Report of Independent Accountants ....................................18

      Balance Sheet.........................................................19
        December 31, 1999

      Statements of Operations..............................................20
        Years ended December 31, 1999 and 1998

      Statements of Stockholders' Deficit...................................21
        Years ended December 31, 1999 and December 31, 1998

      Statements of Cash Flows..............................................22
         Years ended December 31, 1999 and 1998

      Notes to Financial Statements.........................................23

                         INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Pacific Alliance Corporation

We have audited the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a Development Stage Company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 1999, in conformity with generally accepted accounting principles.

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



                                 Rose, Snyder & Jacobs
                                 A Corporation of Certified Public Accountants

Encino, California
March 24, 2000

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998


                                    ASSETS

                                                     1999              1998
                                             ----------------------------------
CURRENT ASSETS
      Cash                                     $          2      $         -
                                             ----------------------------------

        TOTAL ASSETS                           $          2      $         -
                                             ==================================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                              $          -      $     12,529
   Accrued expenses                                  48,694            20,941
   Advances from officer, note 7                    110,013            55,763
   Management compensation liability, note 5         99,083            34,583
   Current portion of tax liabilities, note 2        61,014            35,816
   Notes payable, note 4                             30,000            30,000
                                            ---------------    ---------------

      TOTAL CURRENT LIABILITIES                     348,804           189,632
                                             --------------     --------------

LONG TERM LIABILITIES
   Tax liabilities, note 2                          191,076           230,276
                                             --------------     --------------

      TOTAL LIABILITIES                             539,880           419,908
                                             --------------     --------------

COMMITMENTS & CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
    30,000,000 shares authorized,
    8,853,208 shares issued and
      outstanding, note 5                           422,254           422,254
   Additional paid in capital                     2,028,909         2,028,909
   Accumulated deficit prior to the development
     stage                                       (2,632,447)       (2,632,447)
   Accumulated deficit during the development
     stage                                         (358,594)         (238,624)
                                              --------------     --------------

      TOTAL STOCKHOLDERS' DEFICIT                  (539,878)         (419,908)
                                              --------------     --------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT              $           2      $          -
                                              ==============     ==============



                       See independent auditors' report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                      From Inception
                                                                      of the Development
                                                                      Stage, December
                                                                      21, 1995, Through
                                             1999            1998     December 31, 1999
                                       --------------------------------------------------
SALES                                   $      -        $      -      $        -

GROSS MARGIN                                   -               -               -

OPERATING EXPENSES                             -               -               -

OTHER INCOME (EXPENSES)
   Professional fees                       (22,299)        (43,305)          (65,604)
   Management compensation, note 5         (64,499)        (34,583)          (99,082)
   Other expenses                           (2,350)         (3,381)           (5,731)
   Taxes                                                   (26,000)          (26,000)
   Interest expense                        (30,822)        (28,326)          (71,032)
   Gain (loss) on investments                                1,004            (6,844)
                                       --------------------------------------------------

      LOSS BEFORE
         REORGANIZATION ITEMS             (119,970)       (134,591)         (274,293)

REORGANIZATION ITEMS
   Administration and legal fees              -               -              (84,301)
                                      ----------------------------------------------------

        NET LOSS                        $ (119,970)    $  (134,591)   $     (358,594)
                                      ====================================================


BASIC NET LOSS PER SHARE
   Loss before reorganization items$         (0.01)    $     (0.02)
   Reorganization items                      (0.00)          (0.00)
                                      --------------- ----------------

        NET LOSS                        $    (0.01)    $    ( 0.02)
                                      =============== ================


WEIGHTED AVERAGE NUMBER
    OF SHARES                            8,853,208       8,709,191
                                      =============== ================




                      See independent auditors' report and
                         notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                        Accumulated      Accumulated
                                   Shares of            Additional     Deficit prior     Deficit after
                                   Common      Common    Paid-in        to December        December
                                   Stock       Stock     Capital          21, 1995         21, 1995      Total
                               -------------------------------------------------------------------------------------
Balance at
 December 21, 1995               12,594,422   $415,500    $471,500      $(2,632,447)      $     -      $(1,745,447)

Activity from December 21,
 1995 through December 31,
 1996                                  -          -           -                -            (57,965)       (57,965)
                               -------------------------------------------------------------------------------------

Balance at
  December 31, 1996              12,594,422    415,500     471,500       (2,632,447)        (57,965)    (1,803,412)

Reverse split 1-for-6,
  note 5                        (10,495,297)       -          -                -               -              -

Conversion of trade
  accounts payable, note          1,458,005      1,458   1,456,547             -               -         1,458,005

Issuance of
  common stock, note 5            5,000,000      5,000      20,000             -               -            25,000

Net loss                               -           -          -                -            (46,068)       (46,068)
                               -------------------------------------------------------------------------------------

Balance at
  December 31, 1997               8,557,130    421,958   1,948,047       (2,632,447)       (104,033)      (366,475)

Issuance of common
  stock, note 5                     216,000        216         864             -               -             1,080

Issuance of common
  stock for IRS claim
  reduction, note 5                  80,078         80      79,998             -               -            80,078

Net loss                                -            -          -              -           (134,591)      (134,591)

Balance at
  December 31, 1998               8,853,208     422,254  2,028,909       (2,632,447)       (238,624)      (419,908)

Net loss                                -            -          -              -           (119,970)      (119,970)

Balance at
  December 31, 1999               8,853,208   $ 422,254 $2,028,909     $(2,632,447)     $  (358,594)    $ (539,878)
                                =====================================================================================


                           See independent auditors' report and
                              notes to financial statements.

                               PACIFIC ALLIANCE CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                           From Inception of
                                                                                           the Development
                                                                                           Stage, December
                                                                                           21, 1995, Through
                                                       1999               1998             Dec.  31, 1999
                                                ------------------ ------------------ -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $   (119,970)      $   (134,591)      $        (358,594)
   Adjustment to reconcile net loss to net cash
      provided (used) in operating activities:
       (Gain) loss on investments                          -              (1,004)                  6,844
       Change in assets and liabilities
       Decrease in accounts receivable                     -                 -                    95,841
       Increase in accrued expenses                    27,753             10,411                  49,774
       Increase in management compensation liability   64,500             34,583                  99,083
       Decrease in tax liabilities                    (14,002)           (11,187)                (48,529)
                                                ------------------ ------------------ -----------------------

      NET CASH USED IN OPERATING ACTIVITIES           (41,719)          (101,788)               (155,581)
                                                ------------------ ------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                 -                 -                   (30,180)
   Proceeds from sale of investments                       -               8,816                  23,336
                                                ------------------ ------------------ -----------------------

      NET CASH PROVIDED  (USED) BY
        INVESTING ACTIVITIES                               -               8,816                 (6,844)
                                                ------------------ ------------------ -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                     (12,529)            12,529                 (2,586)
   Proceeds from notes payable                             -              30,000                 30,000
   Advance from officer                                54,250             50,263                110,013
   Proceeds from issuance of common stock                  -                 -                   25,000
                                                ------------------ ------------------ -------------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES        41,721             92,792                162,427
                                                ------------------ ------------------ -------------------------


       NET INCREASE (DECREASE) IN CASH                      2              (180)                      2


CASH AT BEGINNING OF PERIOD                                 -               180                       -
                                                ------------------ ------------------ -------------------------

CASH AT END OF PERIOD                            $          2       $        -         $              2
                                                ================== ================== =========================


Supplementary disclosures:
 Interest paid in cash                           $      8,785       $    23,549        $         44,218
                                                ================== ================== =========================




                           See independent auditors' report and
                              notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 1999 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended December 31, 1999, the Company funded its disbursements using loans from an officer.

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



                      See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 1999 and 1998.


2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California EDD, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $115,257, bears interest at 9%, and is payable quarterly in payments of $11,602, maturing in January 2002. During the year ending December 31, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

     Scheduled maturities of the IRS liability are as follows:


                 Twelve Months
                    Ending
                 December 31:
               ----------------
                         2000                $    61,014
                         2001                     42,900
                         2002                     11,343
                                             -------------
                                             $   115,257

     Interest paid during the year ended December 31, 1999 on the IRS liability totaled $0.


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 1998 are estimated at approximately $120,000 and expire between 2013 and 2014. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.






                      See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


4.   NOTES PAYABLE

     During the year ended December 31, 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and have no maturity date. Stock options were issued with respect to these notes payable (see note 5).


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

     Options to purchase 30,000 shares of common stock of the Company at the price of $2.50 per share for a period of three years have been issued to bearers of promissory notes (note 4) as follows:

              Date of Issuance     Number of Shares    Expiration Date
             ----------------------------------------------------------
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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services will be made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. At December 31, 1999, the Company accrued management compensation liability in the amount of $99,083, as the shares of common stock have not yet been issued.


                      See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


6.   COMMITMENTS & CONTINGENCIES

   In1995, the Company filed a lawsuit  against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of
     $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus costs and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgement. Therefore, no liability has been accrued in the financial statements at December 31, 1999.


7.   RELATED PARTY

     An officer of the Company advanced $54,250 to the Company during the year ended December 31, 1999 and $50,263 during the year ended December 31, 1998. These advances bear interest at 10% and have no maturity date. The balance of advances is $110,013 at December 31, 1999.

























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

                             SUMMARY COMPENSATION TABLE
                                 Annual Compensation

                                        Commissions                   Restroct
                                            and       Other Annual     Stock    Options/
Name and Principal                        Bonuses     Compensation)    Awards    SAR's
Position                Year   Salary       ($)           ($)           (S)      (#)
-----------------------------------------------------------------------------------------
Mark Scharmann (1)      1999    -0-         -0-           -0-         $19,800    -0-
President               1998    -0-         -0-           -0-         $14,025    -0-
                        1997    -0-         -0-           -0-           -0-      -0-


      (1) Mr. Scharmann was appointed President of the Company on the date of the Conformation of the Plan, June 8, 1997.

Stock Options

      The following table sets forth certain information concerning stock options granted during fiscal 1999 to the named executive officers.


              Options Grants in the Year Ended December 31, 1999

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




      The following table sets forth information concerning the number and value of options held at December 31, 1999 by each of the named executive officers. No options held by such executive officers were exercised during 1999.


                      Option Values at December 31, 1999

                      Number of Unexercised           Value of Unexercised
                            Options at                In-the-Money Options
                        December 31, 1999(#)         At(December 31, 1999($)
                    ----------------------------    --------------------------
Name                Exercisable    Unexercisable    Exercisable  Unexercisable
                    ----------------------------    --------------------------
Mark Scharmann          -0-             -0-              N/A          N/A

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

      For the year ended December 31, 1999 the Company compensated its officers as follows:

      Name                    Compensation            Shares to be Issued
     ----------------------------------------------------------------------
      Mark Scharmann                -0-                     198,000
      Dan Price                     -0-                       -0-
      David Knudson                 -0-                     447,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of April 7, 2000 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                              Amount and
and Address                                       Nature of        Percent of
of Beneficial                                     Beneficial        Class(1)
Owner                                             Ownership         Ownership
--------------------------------------------- ------------------ ---------------
Mark Scharmann(1)                                 5,905,787          56.71%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                                         33,250           0.32%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson(1)                                    760,492           7.30%
1661 Lakeview Circle
Ogden, UT 84403

William M. Hynes, II                              1,035,781           9.95%
11112 Ventura Boulevard
Studio City, CA   91602

All Officers and Directors                        6,699,529          64.33%
as a Group (3 Persons)
--------------------------------------------- ------------------ ---------------
Total Shares Issued                              10,414,033           100%
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

       During 1999, Troika Capital loaned $54,250 to the Company. Such loan is due on demand and bears interest at the rate of 10% per annum.

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

        B. The Company filed no Form 8-K during the fiscal year ended December 31, 1999.

Exhibits to Form 10-KSB
                                                                 Sequentially
        Exhibit                                                    Numbered
        Number    Exhibit                                            Page
       ------------------------------------------------------------------------
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

                                          Pacific Alliance Corporation


Date: April 12, 2000                   By:  /s/ Mark A. Scharmann
                                          -----------------------------------
                                          Mark A. Scharmann
                                          President/Principal Executive Officer


Date: April 12, 2000                   By: /s/ David Knudson
                                          -----------------------------------
                                          David Knudson
                                          Secretary/Treasurer
                                          Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/ Mark A.  Scharmann           President/Director      April 12, 2000
-----------------------------
Mark A. Scharmann

/s/ Dan Price                    Vice President/Director April 12, 2000
-----------------------------
Dan Price

/s/ David Knudson                Secretary/Treasurer     April 12, 2000
-----------------------------    Director
 David Knudson