Form 10QSB
period 2000-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2000-05-17
CIK 801904

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000

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
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)                 identification No.)


                      1661 Lakeview Circle, Ogden, UT 84403
                   ------------------------------------------
                    (Address of principal executive offices)


           Registrant's telephone no., including area code: (801) 399-3632
          -----------------------------------------------------------------

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

Common Stock outstanding at May 15, 2000 - 10,414,033 shares of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

==============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                     For the Quarter ended March 31, 2000


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1.  Financial Statements:

            Balance Sheet--March 31, 2000 and December 31, 1999              3

            Statements of Operations--for the three months
            ended March 31, 2000 and March 31, 1999                          4

            Statements of Cash Flows--for the three months
            ended March 31, 2000 and March 31, 1999                          6

            Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               16
Item 2.     Changes in the Securities                                       16
Item 3.     Defaults Upon Senior Securities                                 16
Item 4.     Results of Votes of Security Holders                            16
Item 5.     Other Information                                               16
Item 6(a).  Exhibits                                                        16
Item 6(b).  Reports on Form 8-K                                             16

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


      We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of March 31, 2000 and December 31, 1999, and the statements of operations and cash flows for the three months ended March 31, 2000 and 1999 and the period from inception of the development stage (December 21, 1995) through March 31, 2000, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pacific Alliance Corporation.

      A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

      As discussed in note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

April 26, 2000

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEETS


                     ASSETS
                                                     March 31,     December 31,
                                                        2000          1999
                                                  -----------------------------
CURRENT ASSETS
Cash                                              $        887     $        2
                                                  -----------------------------

TOTAL ASSETS                                      $        887     $        2
                                                 ==============================


     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
Accrued expenses                                  $     33,025     $    48,694
Advance from officer, note 6                           132,082         110,013
Management compensation liability, note 5                3,682          99,083
Current portion of tax liabilities, note 2              71,379          61,014
Notes payable, note 4                                   30,000          30,000
                                                  -----------------------------

TOTAL CURRENT LIABILITIES                              270,168         348,804


LONG TERM LIABILITIES
Tax liabilities, note 2                                180,309         191,076
                                                  -----------------------------

TOTAL LIABILITIES                                      450,477         539,880


STOCKHOLDERS' DEFICIT
Common stock, par value $.001,
  30,000,000 shares authorized, 10,414,033
  and 8,853,208 shares issued and outstanding,
     note 5                                            423,814         422,254
Additional paid in capital                           2,168,431       2,028,909
Accumulated deficit prior to the development stage  (2,632,447)     (2,632,447)
Accumulated deficit during the development stage      (409,388)       (358,594)
                                                  -----------------------------
TOTAL STOCKHOLDERS' DEFICIT                           (449,590)       (539,878)
                                                  -----------------------------


TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                           $        887    $        2
                                                 ==============================



      See accompanying Independent Accountants' Review Report and Notes to
                             Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                  From Inception
                                                                     of the
                                                                   Development
                                                                      Stage
                                  Three Months    Three Months     December 21,
                                     ended            ended       1995, Through
                                 March 31, 2000   March 31, 1999  March 31, 2000
                                 --------------   --------------  --------------

SALES                            $      -         $      -         $      -

GROSS MARGIN                            -                -                -

OPERATING EXPENSES                      -                -                -

OTHER INCOME (EXPENSES)
Professional fees                    (9,585)          (6,699)         (75,189)
Management compensation, note 5     (30,683)         (11,576)        (129,765)
Other expenses                       (5,024)            (275)         (10,755)
Taxes                                   -                -            (26,000)
Interest expense                     (5,502)          (5,576)         (76,534)
Gain (loss) on investments              -                -             (6,844)
                               ---------------- ---------------  --------------

LOSS BEFORE
  REORGANIZATION ITEMS              (50,794)         (24,126)        (325,087)

REORGANIZATION ITEMS
Administrative and legal fees           -                -            (84,301)
                               ---------------- ---------------  ---------------

NET LOSS                         $   (50,794)       (24,126)         (409,388)
                               ================ ===============  ===============

BASIC NET LOSS PER SHARE
Loss before reorganization item  $     (0.01)    $    (0.00)
Reorganization items                   (0.00)         (0.00)
                               ---------------- ---------------

NET LOSS                         $     (0.01)    $    (0.00)
                               ================ ===============

WEIGHTED AVERAGE
  NUMBER OF SHARES                 9,343,352       8,853,208
                               ================ ===============







      See accompanying Independent Accountants' Review Report and Notes to
                             Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS DEFICIT

                                                                     Accumulated     Accumulated
                            Shares of                  Additional   Deficit Prior   Deficit After
                             Common         Common      Paid-in      to December      December
                             Stock          Stock       Capital       21, 1995        21, 1995        Total
                         ---------------------------------------------------------------------------------------
Balance at
December 21, 1995          12,594,422     $ 415,500    $ 471,500    $ (2,632,447)   $     -       $(1,745,447)

Reverse split 1-for-6,
note 5                    (10,495,297)         -            -              -              -             -

Conversion of trade
accounts payable, note 5    1,458,005         1,458    1,456,547           -              -         1,458,005

Issuance of
common stock, note 5        5,216,000         5,216       20,864           -              -            26,080

Issuance of common
stock for IRS claim
reduction, note 5              80,078            80       79,998           -              -            80,078

Activity from
December 21, 1995
through December
31, 1998                         -               -          -              -          (238,624)      (238,624)

Net loss                         -               -          -              -           (24,126)       (24,126)
                         ---------------------------------------------------------------------------------------

Balance at
March 31, 1999              8,853,208       422,254    2,028,909      (2,632,447)     (262,750)      (444,034)

Net loss                         -               -          -              -           (95,844)       (95,844)
                         ---------------------------------------------------------------------------------------

Balance at
December 31, 1999           8,853,208       422,254    2,028,909      (2,632,447)     (358,594)      (539,878)

Issuance of common
stock, note 5               1,560,825         1,560      139,522           -              -           141,082

Net loss                         -               -          -              -           (50,794)       (50,794)
                         ---------------------------------------------------------------------------------------
Balance at March 31, 2000  10,414,033    $  423,814   $2,168,431     $(2,632,447)  $  (409,388)   $  (449,590)
                         =======================================================================================

See accompanying Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                                                                 From Inception
                                                                                     of the
                                                                                  Development
                                                                                     Stage
                                                Three months     Three months     December 21,
                                                    ended           ended        1995, Through
                                               March 31, 2000   March 31, 1999   March 31, 2000
                                             ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $    (50,794)     $  (24,126)     $   (409,388)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on investments                              -              -                6,844

Change in assets and liabilities
Decrease in accounts receivable                         -              -               95,841

Increase (decrease) in accrued expenses              (2,901)          8,150            46,873

Increase in management compensation liability        30,681          11,576           129,764

Decrease in tax liabilities                            (402)           -              (48,931)
                                             ----------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES:              (23,416)         (4,400)         (178,997)
                                             ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments                                 -              -              (30,180)
Proceeds from sale of investments                       -              -               23,336
                                             ----------------------------------------------------

NET CASH USED IN
  INVESTING ACTIVITIES                                  -              -               (6,844)
                                             ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                          -           (12,529)           (2,586)
Proceeds from notes payable                             -              -               30,000

Advance from officer                                 24,301          17,150           134,314

Proceeds from issuance of common stock                  -              -               25,000
                                             ----------------------------------------------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                               24,301           4,621           186,728
                                             ----------------------------------------------------

NET INCREASE IN CASH                                    885             221               887


CASH AT BEGINNING OF PERIOD                               2              -                -
                                             ----------------------------------------------------

CASH AT END OF PERIOD                          $        887        $    221         $     887
                                             ====================================================

Supplementary disclosures:
Interest paid in cash                          $      4,598        $     -          $  48,816
                                             ====================================================



            See accompanying Independent Accountants' Review Report
                       and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                        Notes to Financial Statements
                                March 31, 2000

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

The Company filed a petition for Chapter 11 under the Bankruptcy Code in June 1995. The debtor in possession kept operating until December 21, 1995, when all assets, except cash and accounts receivable, were sold to a third party, Starcom. The purchaser assumed all post-petition liabilities and all obligations collateralized by the assets acquired.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 2000 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended March 31, 2000, the Company funded its disbursements using loans from an officer.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is no longer operating, and will attempt to locate new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.


            See accompanying Independent Accountants' Review Report

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

Statement of Financial Accounting Standards No. 128

The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings
(loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2000 and 1999.


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

      Scheduled maturities of the IRS liability are as follows:

  Twelve Months Ending
       March 31:
     ---------------
          2001                $71,379
          2002                 43,878
                         ----------------
                             $115,257

Interest paid during the three months ended March 31, 2000 and 1999 on the IRS liability totaled $4,598 and $0, respectively.

            See accompanying Independent Accountants' Review Report

3.    INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at March 31, 2000 are estimated at approximately $400,000 and expire between 2013 and 2020. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.


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

In May and June,  1998,  the Company  issued 16,000 and 200,000 shares of common
stock  respectively,   for  professional   services  received  from  non-related
individuals. These shares were valued at $0.005 per share.

Options to purchase 30,000 shares of common stock of the Company at the price of $2.50 per share for a period of three years have been issued to bearers of promissory notes (note 4) as follows:


     Date of Issuance:          Number of Shares:          Expiration Date:
   --------------------------------------------------------------------------
     January 27, 1998                 5,000                January 27, 2001
     January 30, 1998                10,000                January 30, 2001
       May 1, 1998                   10,000                  May 1, 2001
       May 5, 1998                    5,000                  May 5, 2001


In June 1998, the IRS applied a personal tax refund from a former officer of the Company against the Company's tax liability, reducing it by $80,078. In accordance with an agreement between the management

            See accompanying Independent Accountants' Review Report and the former officer, 80,078 shares of common stock were issued to the former officer in exchange for the loss of his personal tax refund.

On February 29, 2000, the Company issued 300,000 shares of common stock for repayment of $15,000 of an officer loan. The shares were valued at $.005 per share.

Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the quarter ended March 31, 2000, the Company issued 1,260,825 shares with respect to management compensation. At March 31, 2000, the Company also accrued management compensation liability in the amount of $3,682, for which shares of common stock have not yet been issued.

6.    RELATED PARTY

An officer of the Company advanced $24,301 to the Company during the three months ended March 31, 2000 and $17,150 during the quarter ended March 31, 1999. These advances bear interest at 10% and have no maturity date. The balance of advances is $132,082 at March 31, 2000 and $110,013 at December 31, 1999.


            See accompanying Independent Accountants' Review Report

                                    ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Pacific Alliance Corporation (the "Company") is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On September 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement"). The Effective Date of the Plan was June 8, 1997. On February 23, 2000, United States Bankruptcy Judge Kathleen T. Lax entered a "Final Decree Order Pursuant to Bankruptcy Code
Section 350", and thereby issued a final decree closing the bankruptcy case. The claim by the Internal Revenue Service was not discharged by the Final Decree Order.

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

      The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997. Subsequent to the Effective Date of the Plan, the Company filed monthly "Debtor in Possession Interim Statements" and "Debtor in Possession Operating Reports" with the the Office of the United States Trustee. On February 23, 2000, the Bankruptcy Court Judge Kathleen T. Lax entered a Final Decree Order closing the Bankruptcy case of the Company.

Post Confirmation Date Activities

      Since the Confirmation of the Plan of Reorganization the following have occurred:

      1. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock

      2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998 and 1999.

      3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $89,000 as of May 15, 2000.

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

      8. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997, 1998, and 1999 and all required Forms 10-QSB for 1999 calendar year.

 Financial Condition

       Total assets at March 31, 2000 were $887, all of which was cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities. As of December 31, 1999, the Company had no cash and liabilities.

      The Company's total liabilities as of March 31, 2000 were $450,447.

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

      The Company had a net loss of $50,794 for the three months ended March 31, 2000. This compares to a net loss of $24,126 for the three months ended March 31, 1999.

      The Company's Plan of Reorganization provided that the Company's management would be compensated at the rate of $75 per hour in the form of shares of the Company's common stock issued at $.10 per share. On March 2, 2000, the Company issued the following number of shares to its management for services rendered from 1998 through February 29, 2000.

                  Mark A.  Scharmann            471,750
                  Dan Price                      32,250
                  David Knudson                 756,825

      On February 29, 2000, Mark A. Scharmann, President of the Company converted $15,000 in debt owed to him by the Company into 300,000 shares of the Company's Common Stock.

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

Dr.Benefits.com Transaction

      The Company has recently entered into an agreement to acquire Dr.Benefits.com, Inc. in a reverse merger transaction. The acquisition is subject to several conditions. The Company will file a Form 8-K providing additional information about the transaction in the near future.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in the Rights of the Company's Security Holders.  None.

Item 3.   Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2000.

Item 5.   Other Information.

Item 6(a). Exhibits.  None

Item 6(b). Reports on Form 8-K.  None filed.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2000                  PACIFIC ALLIANCE CORPORATION         .



                                     By    /s/ Mark A.  Scharmann
                                        -------------------------------------
                                         Mark A. Scharmann
                                        President/Principal Executive Officer



                                     By    /s/ David Knudson
                                        -------------------------------------
                                        David Knudson
                                        Principal Financial Office