Form 10QSB
period 2000-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2000-08-15
CIK 801904

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

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

Common Stock outstanding at August 13, 2000 - 10,703,083 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                      For the Quarter ended June 30, 2000


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1.  Financial Statements:

            Balance Sheet--June 30, 2000 and December 31, 1999               4

            Statements of Operations--for the three and six months
            ended June 30, 2000 and June 30, 1999                            5

            Statements of Cash Flows--for the six months
            ended June 30, 2000 and June 30, 1999                            7

            Notes to Financial Statements                                    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               18
Item 2.     Changes in the Securities                                       18
Item 3.     Defaults Upon Senior Securities                                 18
Item 4.     Results of Votes of Security Holders                            18
Item 5.     Other Information                                               18
Item 6(a).  Exhibits                                                        18
Item 6(b).  Reports on Form 8-K                                             18

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Stockholders of
Pacific Alliance Corporation


      We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of June 30, 2000 and December 31, 1999, and the statements of operations for the three months and six months ended June 30, 2000 and the period from inception of the development stage (December 21, 1995) through June 30, 2000, the statements of cash flows for the six months ended June 30, 2000, and the statements of stockholder's deficit for the period from inception of the development stage
(December 21, 1995) through June 30, 2000. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

      The June 30, 1999 statements of operations and cash flows were compiled by us and our report thereon, dated August 13, 1999, stated we did not audit or review those financial statements and, accordingly, express no opinion or other form of assurance on them.


Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

July 13, 2000

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEETS


                      ASSETS                             June 30,   December 31,
                                                           2000        1999
                                                 ------------------------------
CURRENT ASSETS
Cash                                              $       39,064   $         2
                                                 ------------------------------


TOTAL ASSETS                                      $       39,064   $         2
                                                 ==============================

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses                                  $       39,676   $    48,694

Advance from officer, note 6                             162,182       110,013

Management compensation liability, note 5                   -           99,083

Current portion of tax liabilities, note 2                59,121        61,014

Notes payable, note 4                                     80,000        30,000
                                                 ------------------------------


TOTAL CURRENT LIABILITIES                                340,979       348,804

LONG TERM LIABILITIES
Tax liabilities, note 2                                  169,708       191,076
                                                 ------------------------------


TOTAL LIABILITIES                                        510,687       539,880
                                                 ------------------------------

STOCKHOLDERS' DEFICIT
Common stock, par value $.001,
  30,000,000 shares authorized, 10,703,083
  shares issued and outstanding,
  (8,853,208 at December 31, 1999), note 5               424,104       422,254

Additional paid in capital                             2,197,047     2,028,909

Accumulated deficit prior to the development stage    (2,632,447)   (2,632,447)

Accumulated deficit during the development stage        (460,327)     (358,594)
                                                 ------------------------------


TOTAL STOCKHOLDERS' DEFICIT                             (471,623)     (539,878)
                                                 ------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                           $       39,064   $         2
                                                 ==============================

                             Prepared without audit.
      See accompanying Independent Accountants' Review Report and Notes to
                             Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                                          From Inception
                                                                                               of the
                                                                                             Development
                                Three            Six            Three                          Stage,
                                Months          Months          Months         Six Months    December 21,
                                ended           ended           ended            ended      1995, Through
                             June 30, 2000   June 30, 2000   June 30, 1999   June 30, 1999   June 30, 2000
                            ------------------------------------------------------------------------------

SALES                        $      -        $     -        $      -        $      -        $      -              -

GROSS MARGIN                        -              -               -               -               -

OPERATING EXPENSES                  -              -               -               -               -

OTHER INCOME (EXPENSES)
Professional fees                (34,155)      (43,740)         (8,835)        (15,534)        (109,344)
Management compensation,
  note 5                         (10,222)      (40,905)        (13,373)        (24,949)        (139,987)
Other expenses                      (268)       (5,292)            (76)           (351)         (11,023)
Taxes                               -              -               -               -            (26,000)
Interest expense                  (6,294)      (11,796)         (5,664)        (11,240)         (82,828)
Gain (loss) on investments          -              -               -               -             (6,844)
                            ------------------------------------------------------------------------------

LOSS BEFORE
  REORGANIZATION ITEMS           (50,939)     (101,733)        (27,948)        (52,074)        (376,026)

REORGANIZATION ITEMS
Administrative and legal fees       -              -               -               -            (84,301)
                            ------------------------------------------------------------------------------

NET LOSS                     $   (50,939)    $(101,733)      $ (27,948)      $ (52,074)      $ (460,327)
                            ==============================================================================

BASIC NET LOSS PER SHARE
Loss before reorganization
 items                       $     (0.00)    $   (0.01)      $   (0.00)       $  (0.01)

Reorganization items               (0.00)        (0.00)          (0.00)          (0.00)

                            ------------------------------------------------------------

NET LOSS                     $     (0.00)    $   (0.01)      $   (0.00)       $  (0.01)
                            ============================================================

WEIGHTED AVERAGE
  NUMBER OF SHARES            10,495,224     9,927,864       8,853,208       8,853,208
                            ============================================================



Prepared without audit - See accompanying Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS DEFICIT

                                                                    Accumulated      Accumulated
                            Shares of                Additional     Deficit Prior    Deficit After
                             Common       Common      Paid-in       to December      December
                             Stock         Stock      Capital       21, 1995         21, 1995        Total
                         -----------------------------------------------------------------------------------------
Balance at
December 21, 1995           12,594,422    $415,500   $  471,500     $ (2,632,447)   $   -            $(1,745,447)

Reverse split 1-for-6,
note 5                     (10,495,297)       -            -              -             -                  -

Conversion of trade
accounts payable, note 5     1,458,005       1,458    1,456,547           -             -              1,458,005

Issuance of
common stock, note 5         5,216,000       5,216       20,864           -             -                26,080

Issuance of common
stock for IRS claim
reduction, note 5               80,078          80       79,998           -             -                80,078

Activity from
December 21, 1995
through December
31, 1998                           -            -          -              -          (238,624)         (238,624)
                         -----------------------------------------------------------------------------------------


Balance at
December 31, 1998            8,853,208      422,254   2,028,909      (2,632,447)     (238,624)         (419,908)

Net loss                           -            -          -              -           (52,074)          (52,074)
                         -----------------------------------------------------------------------------------------

Balance at
June 30, 1999                8,853,208      422,254   2,028,909      (2,632,447)     (290,698)         (471,982)

Net loss                           -            -          -              -           (67,896)          (67,896)
                         -----------------------------------------------------------------------------------------

Balance at
December 31, 1999            8,853,208      422,254   2,028,909      (2,632,447)     (358,594)         (539,878)

Issuance of common
stock, note 5                1,560,825        1,560     139,522           -             -               141,082

Net loss                           -            -          -              -           (50,794)          (50,794)
                         -----------------------------------------------------------------------------------------
Balance at
March 31, 2000              10,414,033      423,814   2,168,431     (2,632,447)      (409,388)         (449,590)

Issuance of common
stock, note 5                  289,050          290      28,616           -             -                28,906

Net loss                           -            -          -              -           (50,939)          (50,939)
                         -----------------------------------------------------------------------------------------

Balance at
June 30, 2000               10,703,083   $  424,104  $2,197,047    $(2,632,447)    $ (460,327)       $ (471,623)
                         =========================================================================================


Prepared without audit - See accompanying Independent Accountants' Review Report and Notes to Financial Statements.

                       PACIFIC ALLIANCE CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                                                                 From Inception
                                                                                     of the
                                                                                   Development
                                                                                      Stage,
                                                  Six months      Six months      December 21,
                                                     ended          ended         1995, Through
                                                 June 30, 2000   June 30, 1999    June 30, 2000
                                                 ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $  (101,733)    $   (52,074)     $  (460,327)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on investments                              -               -               6,844
Change in assets and liabilities
Decrease in accounts receivable                         -               -              95,841
Increase in accrued expenses                         18,750           14,651           68,524
Increase in management compensation liability        40,905           24,949          139,988
Decrease in tax liabilities                         (23,261)          (6,002)         (71,790)
                                                 ----------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES:              (65,339)         (18,476)        (220,920)
                                                 ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments                                 -               -             (30,180)
Proceeds from sale of investments                       -               -              23,336
                                                 ----------------------------------------------

NET CASH USED IN
  INVESTING ACTIVITIES                                  -               -             (6,844)
                                                 ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                          -            (12,529)         (2,586)
Proceeds from notes payable                         50,000              -             80,000
Advance from officer                                54,401            31,150         164,414
Proceeds from issuance of common stock                  -               -             25,000
                                                 ----------------------------------------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                             104,401            18,621         266,828
                                                 ----------------------------------------------

NET INCREASE IN CASH                                39,062               145          39,064

CASH AT BEGINNING OF PERIOD                              2               -               -
                                                 ----------------------------------------------

CASH AT END OF PERIOD                            $  39,064          $    145          39,064
                                                 ==============================================

Supplementary disclosures:
Interest paid in cash                            $  14,239          $    -         $  58,457
                                                 ==============================================



                             Prepared without audit.
 See accompanying Independent Accountants' Review Report and Notes to Financial
                                  Statements.

                         PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2000

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

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 2000 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the quarter ended June 30, 2000, the Company funded its disbursements using loans from minority shareholders.

      The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company is no longer operating, and will attempt to locate new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering (see note 7).


                            Prepared without audit.
            See accompanying Independent Accountants' Review Report

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

      Statement of Financial Accounting Standards No. 128
      The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and six months ended June 30, 2000 and 1999.


 2.   TAX LIABILITIES

      The Company owes back taxes to the IRS, California EDD, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and is payable quarterly in payments of $11,602, maturing in January 2002. During the year ending December 31, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

      Scheduled maturities of the IRS liability are as follows:

      Scheduled maturities of the IRS liability are as follows:


  Twelve Months Ending
        June 30:
          2001                $59,121
          2002                 33,277
                         ----------------
                              $92,398

Interest paid during the three months ended June 30, 2000 and 1999 on the IRS liability totaled $9,641 and $0, respectively.



                            Prepared without audit.
            See accompanying Independent Accountants' Review Report

3.    INCOME TAXES

      The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at June 30, 2000 are estimated at approximately $450,000 and expire between 2013 and 2020. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

4.    NOTES PAYABLE

      During the year ended December 31, 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and have no maturity date. Stock options were issued with respect to these notes payable (see note 5).

      On June 14, 2000, the Company contracted a note payable with a minority shareholder for $50,000. The note bears interest at 1% per month and is due August 13, 2000. Stock options were issued with respect to this note payable, (see note 5).

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

      In May and June 1998,  the Company  issued  16,000 and  200,000  shares of
      common  stock  respectively,   for  professional  services  received  from
      non-related individuals. These shares were valued at $0.005 per share.

      Options to purchase 55,000 shares of common stock of the Company have been issued to bearers of promissory notes (note 4) as follows:


Date of Issuance    Number of Shares    Expiration Date     Price Per Share
-------------------------------------------------------------------------------
January 27, 1998         5,000         January 27, 2001        $ 2.50
January 30, 1998        10,000         January 30, 2001        $ 2.50
  May 1, 1998           10,000            May 1, 2001          $ 2.50
  May 5, 1998            5,000            May 5, 2001          $ 2.50
 June 14, 2000          25,000           June 14, 2001         $ 0.50


                            Prepared without audit.
            See accompanying Independent Accountants' Review Report

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

      Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the quarters ended June 30, 2000 and March 31, 2000, the Company issued 139,050 and 1,260,825 shares, respectively, with respect to management compensation. At June 30, 2000, the Company had no accrued management compensation liability for which shares of common stock have not yet been issued.

      On May 23, 2000, the Company issued 150,000 shares of common stock for full payment of consulting services rendered to the Company to date.

6.    RELATED PARTY

      An officer of the Company advanced $30,100 and $22,068 to the Company during the quarters ended June 30, 2000 and March 31, 2000, respectively, and $14,000 and $17,150 during the quarters ended June 30, 1999 and March 31, 1999, respectively. These advances bear interest at 10% and have no maturity date. The balance of advances was $162,182 at June 30, 2000 and $110,013 at December 31, 1999.


7.    SUBSEQUENT EVENTS

      On May 14, 2000, the officers of Pacific Alliance entered into an agreement for a merger transaction between DrBenefits.com and the Company. Upon the completion of the proposed merger transaction, the Company will issue shares of its common stock for all shares of DrBenefits.com. The Company will also change its name to DrBenefits.com.




                            Prepared without audit.
            See accompanying Independent Accountants' Review Report

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

Post Confirmation Date Activities

  Since the Confirmation of the Plan of Reorganization the following have occurred:

  I. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock

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

 Financial Condition

   Total assets at June 30, 2000 were $39,064 all of which was cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities. As of December 31, 1999, the Company had no cash and liabilities.

  The Company's total liabilities as of June 30, 2000 were $510,687.

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

  The Company had a net loss of $101,733 for the six months ended June 30, 2000. This compares to a net loss of $52,074 for the six months ended June 30, 1999. The Company had a net loss of $50,939 for the three months ended June 30, 2000. This compares to a net loss of $27,948 for the three months ended June 30, 1999.

  The Company's Plan of Reorganization provided that the Company's management would be compensated at the rate of $75 per hour in the form of shares of the Company's common stock issued at $.10 per share. On March 3, 2000, the Company issued the following number of shares to its management for services rendered from 1998 through February 29, 2000.

              Mark A.  Scharmann                  471,750
              Dan Price                            32,250
              David Knudson                       756,825

  On February 29, 2000, Mark A. Scharmann, President of the Company converted $15,000 in debt owed to him by the Company into 300,000 shares of the Company's Common Stock.

  As of March 31, 2000, the Company owed compensation to management in the amount of $3,682.50. As payment in full for such compensation liability, on May 23, 2000, the Company issued 36,825 shares of its common stock as payment in full for such compensation liability.

  From April 1, 2000 to June 30, 2000, the Company incurred compensation expenses to its management in the total amount of $10,222.50. On June 30, 2000, 102,225 shares of common stock were issued to management as payment in full of such compensation expenses.

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

Dr.Benefits.com Transaction

     On May 11, 2000. the Company entered into an agreement to acquire Dr.Benefits.com, Inc. in a reverse merger transaction. The acquisition is subject to several conditions including shareholder approval.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 2000.

Item 5.       Other Information.

Item 6(a).    Exhibits.  None

Item 6(b). Reports on Form 8-K. A form 8-K dated May 14, 2000 was filed May 19, 2000 in connection the Company's execution of an Agreement and Plan of Reorganization. Such Agreement relates to the Company's proposed acquisition of Dr. Benefits, Inc.

                                      SIGNATURE


  In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 2000          PACIFIC ALLIANCE CORPORATION        .



                                By    /s/ Mark A.  Scharmann
                                       ----------------------------------------
                                          Mark A. Scharmann
                                          President/Principal Executive Officer



                                By    /s/ David Knudson
                                       ----------------------------------------
                                          David Knudson
                                          Principal Financial Officer