Form 10QSB
period 2000-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2000-11-21
CIK 801904

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C
                                  ------------


                          PACIFIC ALLIANCE CORPORATION
           (Name of Small Business Issuer as specified in its charter)


            Delaware                                      87-044584-9
       ------------------                               ----------------
   (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization                       identification No.)


                      1661 Lakeview Circle, Ogden, UT 84403
                  --------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (801) 399-3632


                                       N/A
                                     -------
              Former name, former address, and former fiscal year,
                          if changed since last report.


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

Common Stock outstanding at November 14, 2000 - 10,703,083 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                   For the Quarter ended September 30, 2000


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
                                                                 --------------
Item 1Financial Statements:

            Balance Sheet--September 30, 2000 and December 31, 1999          4

            Statements of Operations--for the three and nine months
            ended September 30, 2000 and September 30, 1999                  5

            Statement of Stockholders Deficit                                6

            Statements of Cash Flows--for the nine months
            ended September 30, 2000 and September 30, 1999                  8

            Notes to Financial Statements                                    9

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             12


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               18
Item 2.     Changes in the Securities                                       18
Item 3.     Defaults Upon Senior Securities                                 18
Item 4.     Results of Votes of Security Holders                            18
Item 5.     Other Information                                               18
Item 6(a).  Exhibits                                                        18
Item 6(b).  Reports on Form 8-K                                             18
                                      2

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Stockholders of
Pacific Alliance Corporation


      We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of September 30, 2000 and December 31, 1999, and the statements of operations for the three months and nine months ended September 30, 2000 and the period from inception of the development stage (December 21, 1995) through September 30, 2000, the statements of cash flows for the nine months ended September 30, 2000, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through September 30, 2000. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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

      The September 30, 1999 statements of operations and cash flows were compiled by us and our report thereon, dated December 3, 1999, stated we did not audit or review those financial statements and, accordingly, express no opinion or other form of assurance on them.


Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

October 31, 2000

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEETS


               ASSETS                               September 30,     December 31,
                                                        2000              1999
                                                  ----------------------------------
CURRENT ASSETS
Cash                                              $       25,043      $          2
                                                  ----------------------------------


TOTAL ASSETS                                      $       25,043      $          2
                                                  ==================================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses                                  $       44,131      $     48,694

Advance from officer, note 6                             157,782           110,013

Management compensation liability, note 5                 10,928            99,083

Current portion of tax liabilities, note 2                69,943            61,014

Notes payable, note 4                                     80,000            30,000
                                                  ----------------------------------


TOTAL CURRENT LIABILITIES                                362,784           348,804

LONG TERM LIABILITIES
Tax liabilities, note 2                                  158,886           191,076
                                                  ----------------------------------


TOTAL LIABILITIES                                        521,670           539,880
                                                  ----------------------------------

STOCKHOLDERS' DEFICIT
Common stock, par value $.001,
  30,000,000 shares authorized, 10,703,083
  shares issued and outstanding,
  (8,853,208 at December 31, 1999), note 5               424,104           422,254

Additional paid in capital                             2,197,047         2,028,909

Accumulated deficit prior to the development stage    (2,632,447)       (2,632,447)

Accumulated deficit during the development stage        (485,331)         (358,594)
                                                  ----------------------------------



TOTAL STOCKHOLDERS' DEFICIT                             (496,627)         (539,878)
                                                  ----------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                           $       25,043    $          2
                                                  ==================================



                            Prepared without audit.
 See Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS



                                                                                                 From Inception
                                                                                                      of the
                                                                                                   Development
                                      Three           Nine           Three                           Stage,
                                      Months         Months          Months        Nine months     December 21,
                                      ended          ended           ended           ended        1995, Through
                                  September 30,   September 30,  September 30,    September 30,    September 30,
                              -----------------------------------------------------------------------------------
                                      2000            2000            1999            1999              2000
                              -----------------------------------------------------------------------------------

SALES                          $        -        $      -        $      -        $      -          $      -

GROSS MARGIN                            -               -               -               -                 -

OPERATING EXPENSES                      -               -               -               -                 -

OTHER INCOME (EXPENSES)
Professional fees                    (6,216)        (49,956)         (4,395)        (19,929)          (115,560)
Management compensation,
  note 5                            (10,928)        (51,833)        (12,168)        (37,117)          (150,915)
Other expenses                         (621)         (5,913)           (653)         (1,004)           (11,644)
Taxes                                    -              -               -               -              (26,000)
Interest expense                     (7,239)        (19,035)         (5,700)        (16,940)           (90,067)
Gain (loss) on investments               -              -               -               -               (6,844)
                             ------------------------------------------------------------------------------------

LOSS BEFORE
  REORGANIZATION ITEMS              (25,004)       (126,737)        (22,916)        (74,990)          (401,030)

REORGANIZATION ITEMS
Administrative and legal fees            -              -               -               -              (84,301)
                             ------------------------------------------------------------------------------------

NET LOSS                       $    (25,004)       (126,737)        (22,916)        (74,990)          (485,331)
                             ====================================================================================

BASIC NET LOSS PER SHARE
Loss before reorganization items   $  (0.00)     $    (0.01)     $    (0.00)     $    (0.01)

Reorganization items                  (0.00)          (0.00)          (0.00)          (0.00)


NET LOSS                      $       (0.00)     $    (0.01)     $    (0.00)     $    (0.01)
                             =================================================================

WEIGHTED AVERAGE
  NUMBER OF SHARES               10,703,083      10,188,157       8,853,208       8,853,208

                             =================================================================



Prepared without audit - See Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS DEFICIT


                                                                  Accumulated     Accumulated
                            Shares of                Additional   Deficit Prior   Deficit After
                             Common       Common      Paid-in      to December      December
                             Stock         Stock      Capital       21, 1995        21, 1995       Total
                         -----------------------------------------------------------------------------------
Balance at
December 21, 1995          12,594,422    $ 415,500   $ 471,500    $ (2,632,447)  $      -      $(1,745,447)

Reverse split 1-for-6,
note 5                    (10,495,297)        -           -             -               -            -

Conversion of trade
accounts payable, note 5    1,458,005        1,458   1,456,547          -               -        1,458,005

Issuance of
common stock, note 5        5,216,000        5,216      20,864          -               -           26,080

Issuance of common
stock for IRS claim
reduction, note 5              80,078           80      79,998          -               -           80,078

Activity from
December 21, 1995
through December
31, 1998                          -              -         -            -            (238,624)    (238,624)
                         -----------------------------------------------------------------------------------

Balance at
December 31, 1998           8,853,208      422,254   2,028,909     (2,632,447)       (238,624)    (419,908)

Net loss                          -              -         -            -             (74,990)     (74,990)
                         -----------------------------------------------------------------------------------

Balance at
September 30, 1999          8,853,208      422,254   2,028,909     (2,632,447)       (313,614)    (494,898)

Net loss                          -              -         -            -             (44,980)     (44,980)
                         -----------------------------------------------------------------------------------

Balance at
December 31, 1999           8,853,208      422,254   2,028,909     (2,632,447)       (358,594)    (539,878)

Issuance of common
stock, note 5               1,849,875        1,850     168,138           -            -            169,988

Net loss                         -             -          -              -           (101,733)    (101,733)
                         -----------------------------------------------------------------------------------


                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS DEFICIT
                                  (Continued)

                                                                  Accumulated     Accumulated
                            Shares of                Additional   Deficit Prior   Deficit After
                             Common       Common      Paid-in      to December      December
                             Stock         Stock      Capital       21, 1995        21, 1995       Total
                         -----------------------------------------------------------------------------------
Balance at
June 30, 2000              10,703,083       424,104  2,197,047    (2,632,447)    (460,327)   (471,623)

Net loss                         -             -          -             -         (25,004)    (25,004)
                         -----------------------------------------------------------------------------------


Balance at
September 30, 2000         10,703,083   $   424,104 $2,197,047   $(2,632,447)  $ (485,331)   $(496,627)
                         ===================================================================================


Prepared without audit - See Independent Accountants' Review Report and Notes to Financial Statements.

                               PACIFIC ALLIANCE CORPORATION
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS

                                                                                      From Inception
                                                                                          of the
                                                                                        Development
                                                                                           Stage,
                                                       Nine months    Nine months      December 21,
                                                          ended          ended         1995, Through
                                                      September 30,   September 30,  September 30, 2000
                                                          2000            1999
                                                  --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $   (126,737)     $    (74,990)    $    (485,331)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on investments                                 -                  -               6,844
Change in assets and liabilities
Decrease in accounts receivable                            -                  -              95,841
Increase in accrued expenses                             23,205            21,501            72,979
Increase in management compensation liability            51,833            37,117           150,916
Decrease in tax liabilities                             (23,261)           (6,002)          (71,790)
                                                 ---------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES:                  (74,960)          (22,374)         (230,541)
                                                 ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments                                    -                 -              (30,180)
Proceeds from sale of investments                          -                 -               23,336
                                                 ---------------------------------------------------------

NET CASH USED IN
  INVESTING ACTIVITIES                                     -                 -               (6,844)
                                                 ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                             -              (12,529)           (2,586)
Proceeds from notes payable                              50,000              -               80,000
Advance from officer                                     54,401            36,650           164,414
Repayment of advance to officer                          (4,400)             -               (4,400)
Proceeds from issuance of common stock                     -                 -               25,000
                                                 ---------------------------------------------------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                  100,001            24,121          262,428
                                                 ---------------------------------------------------------

NET INCREASE IN CASH                                     25,041             1,747           25,043

CASH AT BEGINNING OF PERIOD                                   2              -                -
                                                 ---------------------------------------------------------

CASH AT END OF PERIOD                             $      25,043        $    1,747           25,043
                                                 =========================================================

Supplementary disclosures:
Interest paid in cash                             $      14,239        $     -           $  58,457
                                                 =========================================================



                             Prepared without audit.
  See Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                              September 30, 2000

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

      In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included.

      The Company filed a petition for Chapter 11 under the Bankruptcy Code in June, 1995. The debtor- in-possession kept operating until December 21, 1995, when all assets, except cash and accounts receivable, were sold to a third party, Starcom. The purchaser assumed all post-petition liabilities and all obligations collateralized by the assets acquired.

      In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock in March, 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 5). The IRS portion of tax liabilities is payable in cash by quarterly installments of $11,602 (see note 2). Repayment of other taxes is still being negotiated.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 2000 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the nine months ended September 30, 2000, the Company funded its disbursements using loans from an officer and minority shareholders.

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

                            Prepared without audit.
                  See Independent Accountants' Review Report

                          PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2000

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

      Statement of Financial Accounting Standards No. 128
      The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2000 and 1999.

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

        Scheduled maturities of the IRS liability are as follows:


            Twelve Months Ending
               September 30:
              --------------
                   2001                $69,943
                   2002                 22,455
                                   ----------------
                                       $92,398

      Interest paid during the three months ended September 30, 2000 and 1999 on the IRS liability totaled $0 for both years.

3.    INCOME TAXES

      The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at September 30, 2000 are estimated at approximately $470,000 and expire between 2013 and 2020. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

4.    NOTES PAYABLE

      During the year ended December 31, 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and have no maturity date. Stock options were issued with respect to these notes payable (see note 5).

      On June 14, 2000, the Company contracted a note payable with a minority shareholder for $50,000. The note bears interest at 1% per month. The Note matured on August 13, 2000 and is being renegotiated. Stock options were issued with respect to this note payable, (see note 5).

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

      Options to purchase 55,000 shares of common stock of the Company have been issued to bearers of promissory notes (note 4) as follows:

                            Prepared without audit.
                  See Independent Accountants' Review Report

Date of Issuance    Number of Shares    Expiration Date     Price Per Share
-----------------------------------------------------------------------------
January 27, 1998        10,000         January 27, 2001        $ 2.50
January 30, 1998         5,000         January 30, 2001        $ 2.50
  May 1, 1998            5,000           May 13, 2001          $ 2.50
  May 5, 1998            5,000            May 4, 2001          $ 2.50
 June 14, 2000          25,000           June 14, 2001         $ 0.50

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

      Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the quarters ended June 30, 2000 and March 31, 2000, the Company issued 139,050 and 1,260,825 shares, respectively, with respect to management compensation. At September 30, 2000, the Company accrued management compensation liability in the amount of $10,928, for which shares of common stock have not yet been issued.

      On May 23, 2000, the Company issued 150,000 shares of common stock for full payment of consulting services rendered to the Company to date.

6.    RELATED PARTY

      An officer of the Company advanced $0, $30,100 and $22,068 to the Company during the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000, respectively, and $5,500, $14,000 and $17,150 during the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999, respectively. During the quarter ended September 30, 2000, the Company repaid the officer $4,400. These advances bear interest at 10% and have no maturity date. The balance of advances was $157,782 at September 30, 2000 and $110,013 at December 31, 1999.


7.    SUBSEQUENT EVENTS

      On May 14, 2000, the officers of Pacific Alliance entered into an agreement for a merger transaction between DrBenefits.com and the Company. Upon the completion of the proposed merger transaction, the Company will issue shares of its common stock for all shares of DrBenefits.com. The Company will also change its name to DrBenefits.com.


                            Prepared without audit.
                  See Independent Accountants' Review Report

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

  3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of November 14, 2000.

  4.    Liabilities   with  respect  to  other  tax   authorities   amounted  to
        approximately $136,431 as of November 14, 2000.

  5. The Company effected a 1-for-6 reverse split of its issued and outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

  6.    The Company changed its name to Pacific Alliance Corporation.

  7. The Company obtained the preliminary agreement of a registered-broker to make a market in the Company's common stock.

  8. The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities.

  9. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997, 1998, and 1999 and all required Forms 10-QSB for 1999 and 2000 calendar year.

 Financial Condition

        Total assets at September 30, 2000 were $25,043 all of which was cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities. As of December 31, 1999, the Company had no cash and liabilities.

        The Company's total liabilities as of September 30, 2000 were $521,670.

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

        The Company had a net loss of $126,737 for the nine months ended September 30, 2000. This compares to a net loss of $74,990 for the nine months ended September 30, 1999. The Company had a net loss of $25,004 for the three months ended September 30, 2000. This compares to a net loss of $22,916 for the three months ended September 30, 1999.

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

        As of March 31, 2000, the Company owed compensation to management in the amount of $3,682.50. As payment in full for such compensation liability, on May 23, 2000, the Company issued 36,825 shares of its common stock as payment in full for such compensation liability. On May 23, 2000, the Company also issued 150,000 shares of Common Stock for full payment of consulting services to William M. Hynes.

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

Dr.Benefits.com Transaction

        On May 11, 2000. the Company entered into an agreement to acquire Dr.Benefits.com, Inc. in a reverse merger transaction. The acquisition is subject to several conditions including shareholder approval. A Special Meeting of Shareholders has been called for November 29, 2000 to consider and vote upon the proposed transaction. A copy of the Notice and Proxy Statement is attached hereto as an Exhibit.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2000.

Item 5.       Other Information.

Item 6(a).    Exhibits.  Notice and Proxy Statement.

Item 6(b).    Reports on Form 8-K.  None.

                                    SIGNATURE

  In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2000            PACIFIC ALLIANCE CORPORATION        .



                                 By    /s/ Mark A.  Scharmann
                                       ------------------------
                                         Mark A. Scharmann
                                         President/Principal Executive Officer



                                 By    /s/ David Knudson
                                       ------------------------
                                        David Knudson
                                        Principal Financial Officer