Form 10KSB
period 2000-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2001-04-05
CIK 801904

===============================================================================

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-KSB


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2000

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-78910 -C


                            PACIFIC ALLIANCE CORPORATION.
          ---------------------------------------------------------------
             (Name of Small Business Issuer as specified in its charter)

               Delaware                                87-044584-9
          -----------------                       ---------------------
      (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization                identification No.)


                                1661 Lakeview Circle
                                     Ogden, UT
                              ------------------------

                                     (Zip Code)
                                        84403
                                   ---------------
                      (Address of principal executive offices)

           Issuer's telephone number, including area code:  (801) 399-3632

     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act :None

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes NoX.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The Issuer's revenues for the fiscal year ended December 31, 2000 were -0-.

     As of March 30, 2001, 10,970,009 shares of the Issuer's common stock were issued and outstanding of which 3,849,203 were held by non-affiliates. As of March 30, 2001, there was no active market in the Issuers securities.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                               TABLE OF CONTENTS

                                                                          Page
PART I
Item 1.    Description of Business...........................................3
Item 2.    Properties........................................................11
Item 3.    Legal Proceedings.................................................11
Item 4.    Submission of Matters to a Vote of Security Holders...............11


PART II
Item 5.    Market for the Registrant's Common Stock and Related Security Holder
           Matters...........................................................11
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation..............................................15
Item 7.    Financial Statements..............................................17
Item 8.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................27

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................27
Item 10.   Executive Compensation............................................28
Item 11.   Security Ownership of Certain Beneficial Owners and Management....30
Item 12.   Certain Relationships and Related Party Transactions..............32
Item 13.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K.32
           Index to Exhibits.................................................33


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

      Private PSI was formed under the laws of the State of Delaware in December 1991. Private PSI was formed to engage in the business of providing a variety of television industry related services to its clients. Such services included, but were not limited to, video tape duplication, standards conversion and delivery of television programming by way of conventional carriers (such as UPS, Airborne and Federal Express) and by satellite or fiber optic transmission.

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

      2. The Company completed its audited financial statements for the years ended December 31, 1995, 1996, 1997, 1998, 1999 and 2000.

      3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of December 31, 2000.

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

      8. The Company prepared and filed Form 10-KSB's for the years ended December 31, 1996 -1999 and with this Form 10-KSB, for the year ended December 31, 2000.

      9. Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

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

ITEM 2.  PROPERTIES

      The Company's offices are located at 1661 Lakeview Circle, Ogden, UT 84403. The Company, pursuant to an oral agreement, utilizes an office at the residence of Mark A. Scharmann, a stockholder of the Company and the Company's President. Until the acquisition of a Target Business, the Company will pay Mr. Scharmann $500 per month for rent, office and secretarial services.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 29, 2000, the Company held a Special Meeting of Stockholders to vote on an acquisition proposal relating to the acquisition of Dr. Benefits, Inc. and related matters. A total of 5,949,467 votes were voted in favor of the acquisition proposal and no Stockholders voted against the acquisition proposal. A total of 2,204 Stockholders abstained from voting. Subsequently, Dr. Benefits, Inc. determined not to proceed with the acquisition.


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

Shares Issued to Creditors

       A total 1,458,005 shares of the Company's common stock (calculated after the 1-for-6 reverse stock split) were issued to creditors pursuant to the Plan of Reorganization. In exchange for every $1.00 of Allowed Unsecured Claims (as defined in the Plan of Reorganization) a creditor was issued one share of common stock, one Class A Warrant and One Class B Warrant. Each Class A Warrant entitles the holder to purchase one share of the Company's common stock at $2.50 per share for a period of three years commencing on the Effective Date of the Plan. Class A Warrants expired in 2000 and none were exercised. Each Class B Warrant entitles the holder to purchase one share of the Company's common stock at 5.00 per share for a period of five years commencing on the Effective Date of the Plan. The Effective Date of the Plan was June 8, 1997. The 1,458,005 shares and the Class A and Class B Warrants issued to claim holders, were issued under
Section 1145 of the United States Bankruptcy Code (the "Code"). Section 1145 provides that the securities registration requirements of federal, state and local laws do not apply to the offer or sale of securities issued by a debtor (or its successor) if (i) the offer or sale occurs under a plan of reorganization and (ii) the securities are transferred in exchange (or principally in exchange) for a claim against or interest in the debtor. Accordingly, under Section 1145 of the Code, the issuance of common stock in exchange for a Claim against the Company was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "1933 Act") and from the registration requirements of any state securities laws. Approximately 86 creditors were issued shares in exchange for claims against the Company.

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

Mark Scharmann             300,000      2/29/00     Repayment of $15,000 loan from
                                                    Mark Scharmann

William M. Hynes, II       150,000      5/20/00     Consulting Services valued at
                                                    $15,000
Total:                     746,078


Shares Issued for Services

      Those persons who have been serving as the Company's officers and directors since 1996 have been issued shares of common stock for services rendered in lieu of cash compensation. Total compensation shares issued to each of the Company's officers and directors is as follows:

      Mark A. Scharmann       601,000
      Dan Price                32,250
      David Knudson         1,033.551

Holders

      As of March 30, 2001, there were 10,970,009 shares of common stock outstanding and approximately 152 stockholders of record of common stock.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION

        The Company is currently inactive. The Company was previously engaged in the business of distributing television programming. On September 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement"). The Effective Date of the Plan was June 8, 1997. On February 23, 2000, United States Bankruptcy Judge Kathleen T. Lax entered a "Final Decree Order Pursuant to
Bankruptcy Code Section 350", and thereby issued a final decree closing the bankruptcy case. The claim by the Internal Revenue Service was not discharged by the Final Decree Order.

        The Plan of Operation of the Company is further described in Item 2 of this Form 10-KSB.

Liquidity and Capital Resources

        As of December 31, 2000, the Company had total assets of $86. Therefore, the Company had no usable cash as of December 31, 2000 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 2000, the Company had total liabilities of $448,373 of which $159,754 were tax liabilities.

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

        The auditors' report on the Company's December 31, 2000 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

        The Company has not commenced any active operations since its Confirmation Date and generated no revenue for the year ended December 31, 2000 or the year ended December 31, 1998. The Company had total expenses of $174,164 for the year ended December 31, 2000. For the year ended December 31, 1999, the Company had no revenue and expenses of $119,970. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

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

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Pacific Alliance Corporation  Financial Statements                        Page

      Report of Independent Accountants ....................................18

      Balance Sheet.........................................................19
        December 31, 2000

      Statements of Operations..............................................20
        Years ended December 31, 2000 and 1999

      Statements of Stockholders' Deficit...................................21
        Years ended December 31, 2000 and December 31, 1999

      Statements of Cash Flows..............................................22
         Years ended December 31, 2000 and 1999

      Notes to Financial Statements.........................................23

                         INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Pacific Alliance Corporation

We have audited the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a Development Stage Company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2000, in conformity with generally accepted accounting principles.

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



                                Rose, Snyder & Jacobs
                                A Corporation of Certified Public Accountants

Encino, California
March 21, 2001

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                          December 31, 2000 AND 1999


                                    ASSETS

                                                 2000               1999
                                         --------------------------------------
CURRENT ASSETS
      Cash                               $               86 $                 2
                                         ---------------------------------------

        TOTAL ASSETS                     $               86 $                 2
                                         =======================================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accrued interest                          $       18,503    $       26,814
   Other accrued expenses                            18,640            21,880
   Advances from officer, note 7                    171,476           110,013
   Management compensation liability, note 5              -            99,083
   Current portion of tax liabilities, note 2        88,655            61,014
   Notes payable, note 4                             50,000            30,000
                                            ---------------    ---------------

      TOTAL CURRENT LIABILITIES                     347,274           348,804
                                            ----------------   ---------------

LONG TERM LIABILITIES
   Tax liabilities, note 2                           71,099           191,076
   Note payable, note 4                              30,000                 -
                                            ----------------   ---------------

      TOTAL LIABILITIES                             448,373           539,880

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
  30,000,000 shares authorized, 10,970,009
   shares issued and outstanding, note 5           424,371           422,254
  Additional paid in capital                     2,223,472         2,028,909
  Accumulated deficit prior to the development
     stage                                      (2,632,447)       (2,632,447)
  Accumulated deficit during the development
     stage                                        (463,683)         (358,594)
                                            ----------------   ---------------

      TOTAL STOCKHOLDERS' DEFICIT                  (448,287)         (539,878)
                                            ----------------   ---------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT        $               86  $                2
                                        =================== ===================


                      See independent auditors' report and
                         notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED December 31, 2000 AND 1999


                                                            From Inception
                                                            of the Development
                                                            Stage, December
                                                            21, 1995, Through
                                   2000            1999     December 31, 2000
                           ----------------------------------------------------

SALES                        $       -          $    -      $        -

GROSS MARGIN                         -               -               -

OPERATING EXPENSES                   -               -               -

OTHER INCOME (EXPENSES)
   Professional fees             (70,312)        (22,299)         (135,916)
   Management compensation,
     note 5                      (67,597)        (64,499)         (166,679)
   Other expenses                 (7,538)         (2,350)          (13,269)
   Taxes                             -               -             (26,000)
   Interest expense              (28,717)        (30,822)          (99,749)
   Loss on investments in
     securities                      -               -              (6,844)
   Reorganization fees               -               -             (84,301)
                           ----------------------------------------------------

      LOSS BEFORE
       EXTRAORDINARY ITEM       (174,164)       (119,970)         (532,758)

EXTRAORDINARY ITEM
   Gain on forgiveness of
     tax debt, Note 8             69,075             -             (69,075)
                           ----------------------------------------------------

      NET LOSS               $  (105,089)    $  (119,970)    $    (463,683)
                           ====================================================


BASIC NET LOSS PER SHARE
   Loss before extraordinary
     item                    $     (0.02)    $     (0.01)
   Extraordinary item               0.01           (0.00)
                            ------------------------------

        NET LOSS             $     (0.01)    $    ( 0.01)
                            ==============================


WEIGHTED AVERAGE NUMBER
    OF SHARES                 10,325,467       8,853,208
                            ==============================




                       See independent auditors' report and
                         notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED December 31, 2000 AND 1999


                                                                         Accumulated        Accumulated
                                 Shares of                Additional    Deficit prior      Deficit after
                                  Common        Common     Paid-in to      December          December
                                  Stock         Stock      Capital         21, 1995          21, 1995       Total
                               -----------------------------------------------------------------------------------------
Balance at
 December 21, 1996             12,594,422    $ 415,500   $  471,500     $(2,632,447)     $   (57,965)   $ (1,803,412)

Reverse split 1-for-6,
note 5                        (10,495,297)        -            -               -                 -              -
                              -----------------------------------------------------------------------------------------

Conversion of trade
 accounts payable, note 5       1,458,005        1,458    1,456,547            -                 -         1,458,005

Issuance of
 common stock, note 5           5,000,000        5,000       20,000            -                 -            25,000

Issuance of common stock,
  note 5                          216,000          216          864            -                 -             1,080

Issuance of common stock for
 IRS claim reduction, note 5       80,078           80       79,998            -                 -            80,078

Net loss                             -               -          -              -             (180,659)      (180,659)
                              -----------------------------------------------------------------------------------------
Balance at
  December 31, 1998             8,853,208      422,254    2,028,909      (2,632,447)         (238,624)      (419,908)

Net loss                             -               -          -              -             (119,970)      (119,970)

Balance at
  December 31, 1999             8,853,208      422,254    2,028,909      (2,632,447)         (358,594)      (539,878)

Issuance of common
  stock, note                   2,116,801        2,117      194,563            -                 -           196,680

Net loss                             -               -         -               -             (105,089)      (105,089)
                              -----------------------------------------------------------------------------------------
Balance at
  December 31, 2000            10,970,009    $ 424,371   $2,223,472    $ (2,632,447)      $  (463,683)   $  (448,287)
                              ========================================================================================


                           See independent auditors' report and
                              notes to financial statements.

                               PACIFIC ALLIANCE CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED December 31, 2000 AND 1999


                                                                                            From Inception of
                                                                                            the Development
                                                                                            Stage, December
                                                                                            21, 1995, Through
                                                        1999               1998             Dec. 31, 2000
                                                 ------------------ ------------------ -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(105,089)       $   (119,970)       $      (463,683)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
       Loss on investments in securities                  -                   -                     6,844
       Gain on forgiveness of tax debt                 (69,075)               -                   (69,075)
       Change in assets and liabilities
        Decrease in accounts receivable                   -                   -                    95,841
        Increase in accrued expenses                    16,217             27,753                  65,991
        Increase in management compensation liability   67,597             64,500                 166,680
        Decrease in tax liabilities                    (23,261)           (14,002)                (71,790)
                                                 ------------------ ------------------ -----------------------

      NET CASH USED IN OPERATING ACTIVITIES           (113,611)           (41,719)               (269,192)
                                                 ------------------ ------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                 -                  -                   (30,180)
   Proceeds from sale of investments                       -                  -                    23,336
                                                 ------------------ ------------------ -----------------------

      NET CASH USED IN
        INVESTING ACTIVITIES                               -                  -                    (6,844)
                                                 ------------------ ------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                          -             (12,529)                  (2,586)
   Proceeds from notes payable                         50,000                 -                    80,000
   Advance from officer                               154,030             56,250                  266,043
   Repayment of advance from officer                  (90,335)            (2,000)                 (92,335)
   Proceeds from issuance of common stock                  -                  -                    25,000
                                                 ------------------ ------------------ -----------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES        113,695             41,721                  276,122
                                                 ------------------ ------------------ -----------------------


       NET INCREASE IN CASH                                84                 2                       86


CASH AT BEGINNING OF PERIOD                                 2                 -                        -
                                                 ------------------ ------------------ -----------------------

CASH AT END OF PERIOD                             $        86         $       2           $           86
                                                 ================== ================== =======================

Supplementary disclosures:
 Interest paid in cash                            $    24,260         $   8,785           $       68,478
                                                 ================== ================== =======================



                           See independent auditors' report and
                              notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 2000 AND 1999


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2000 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended December 31, 2000, the Company funded its disbursements using loans from an officer and shareholders.

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



                      See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 2000 AND 1999


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 2000 and 1999.


2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California EDD, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and is payable $81,055 in 2001, with the remainder due in January, 2002. During the year ending December 31, 2000, the tax liabilities were reduced by $22,859 due to payments the Company made to the IRS. The Company entered into a settlement agreement with California EDD which reduced their claim by $69,075, to $7,600 (see note 8). Other tax claim repayment schedules have not yet been set.

     Interest paid during the year ended December 31, 2000 and 1999 on the IRS liability totaled $14,641 and $0 respectively.


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2000 are estimated at approximately $460,000 and expire between 2013 and 2015. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.


4.   NOTES PAYABLE

     During the year ended December 31, 2000, the Company contracted a note payable with minority shareholders for a total of $50,000. This note bears interest at 10% and matured in August 2000. A new maturity date is being negotiated. Stock options were issued with respect to this note payable (see note 5).

     The Company has also notes payable to other minority shareholders for a total of $30,000 as of December 31, 2000 and 1999. These notes bear interest at 10% and have no maturity date. Stock options were also issued with respect to these notes payable.




                      See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          December 31, 2000 AND 1999


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

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. The class "A" warrants allowed the purchase of a share of common stock at an exercise price of $2.50 per share. The "A" warrants expired in June 2000 and none were exercised. The class "B" warrants allow the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrants must be exercised before June 8, 2002.

     In May and June 1998,  the  Company  issued  16,000 and  200,000  shares of
     common  stock,  respectively,   for  professional  services  received  from
     non-related individuals. These shares were valued at $0.005 per share.

     Options to purchase 55,000 shares of common stock of the Company have been issued to bearers of promissory notes (note 4) as follows:

 Date of Issuance      Number of Shares     Price Per Share   Expiration Date
-------------------------------------------------------------------------------
 January 27, 1998           5,000                2.50         January 27, 2001
 January 30, 1998          10,000                2.50         January 30, 2001
 May 1, 1998               10,000                2.50         May 1, 2001
 May 5, 1998                5,000                2.50         May 5, 2001
 June 14, 2000             25,000                 .50         June 14, 2001

      In June 1998, the IRS applied a personal tax refund from a former officer of the Company against the Company's tax liability, reducing it by $80,078. In accordance with an agreement between the management and the former officer, 80,078 shares of common stock were issued to the former officer in exchange for the loss of his personal tax refund.

      In February 2000, the Company issued 300,000 shares to an officer for repayment of $15,000 in advances the officer loaned to the Company and accrued interest.

      In May 2000, the Company issued 150,000 shares for repayment of consulting services rendered to the Company from a former officer. These shares were valued at $0.10 per share.

      Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services will be made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. At December 31, 2000, the Company issued 1,666,801 shares of common stock.


                      See independent auditors' report.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          December 31, 2000 AND 1999


6.    COMMITMENTS & CONTINGENCIES0

            In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus costs and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgement. Therefore, no liability has been accrued in the financial statements at December 31, 2000.

7.    RELATED PARTY

      An officer of the Company advanced $154,030 to the Company during the year ended December 31, 2000 and $56,250 during the year ended December 31, 1999. The Company repaid $90,335 and $2,000 during the year ended December 31, 2000 and 1999, respectively. Shares of common stock were issued to this officer in 2000 for partial repayment of advances (see note 5). These advances bear interest at 10% and have no maturity date. The balance of advances is $171,476 and $110,013 at December 31, 2000 and 1999,
      respectively.

8.    EXTRAORDINARY ITEM

      On December 19, 2000, the Employment  Development Department of California
      (EDD) accepted an "Offer in Compromise" in the amount of $7,600 to satisfy in full, all outstanding liabilities due to the EDD by Pacific Alliance Corporation. The balance of the liabilities was $76,675 and an extraordinary gain of $69,075 was recognized. The settlement amount was paid in January 2001.

9.    SUBSEQUENT EVENT

      On December 29, 2000, the Company entered into a Letter of Intent ("LOI") with Ecomanagement S.A., a privately held Swiss corporation. The LOI provides for Pacific Alliance's acquisition of Ecomanagement S.A. in a transaction in which Pacific Alliance will issue common stock for all of the shares of Ecomanagement S.A. The proposed acquisition is subject to various conditions including, but not limited to, the execution of a definitive acquisition agreement, the execution of a reverse split of the Company's shares, and approval by the shareholders of both companies. There can be no assurance that the acquisition will occur or that it will occur on the exact terms which are set forth in the LOI.



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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                     Age               Position

Mark Scharmann                  42                President/Director
Dan Price                       46                Vice President/Director
David Knudson                   41                Secretary/Treasurer/Director

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

                             SUMMARY COMPENSATION TABLE
                                 Annual Compensation

                                        Commissions                   Restroct
                                            and       Other Annual     Stock    Options/
Name and Principal                        Bonuses     Compensation     Awards    SAR's
Position                Year   Salary       ($)           ($)           (S)      (#)
-----------------------------------------------------------------------------------------
Mark Scharmann (1)      2000    -0-         -0-           -0-         $22,450    -0-
President               1999    -0-         -0-           -0-         $19,800    -0-
                        1998    -0-         -0-           -0-         $14,025    -0-


      (1) Mr. Scharmann was appointed President of the Company on the date of the Conformation of the Plan, June 8, 1997.

Stock Options

      The following table sets forth certain information concerning stock options granted during fiscal 2000 to the named executive officers.


              Options Grants in the Year Ended December 31, 2000

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

      The following table sets forth information concerning the number and value of options held at December 31, 2000 by each of the named executive officers. No options held by such executive officers were exercised during 2000.

                      Option Values at December 31, 2000

                      Number of Unexercised           Value of Unexercised
                            Options at                In-the-Money Options
                        December 31, 2000(#)         At(December 31, 2000($)
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

      For the year ended December 31, 2000 the Company compensated its officers as follows:

      Name                    Compensation            Shares to be Issued
-------------------------------------------------------------------------------
      Mark Scharmann              -0-                      262,750
      Dan Price                   -0-                          -0-
      David Knudson               -0-                      413,226

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 31, 2001 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                              Amount and
and Address                                       Nature of        Percent of
of Beneficial                                     Beneficial        Class(1)
Owner                                             Ownership         Ownership
--------------------------------------------- ------------------ ---------------
Mark Scharmann(1)                                 6,050,338          55.15%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                                        33,250            0.30%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson(1)                                 1,037,218            9.46%
1661 Lakeview Circle
Ogden, UT 84403

William M. Hynes, II                               230,078            2.10%
11112 Ventura Boulevard
Studio City, CA   91602

All Officers and Directors                       7,120,806           64.91%
as a Group (3 Persons)
--------------------------------------------- ------------------ ---------------
Total Shares Issued                               10,970,009          100%
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

       During 1999, Troika Capital loaned $56,250 to the Company. The Company repaid $2,000 during 1999. Such loan is due on demand and bears interest at the rate of 10% per annum.

       During 2000, Troika Capital loaned $154,030 to the Company. The Company repaid $90,335 during 2000. Such loan is due on demand and bears interest at the rate of 10% per annum.

       The Company's officers and directors were issued shares of the Company's common stock for services rendered during the last three years in the following amounts:

Year        Officer                     Shares Issued     Value of Services
-------------------------------------------------------------------------------
2000        Mark A. Scharmann              262,750    $         26,275
2000        Dan Price                          -0-    $            -0-
2000        David Knudson                  413,226    $         41,323
1999        Mark A. Scharmann              198,000    $         19,800
1999        Dan Price                          -0-    $          -0-
1999        David Knudson                  447,000    $         44,700
1998        Mark A. Scharmann              140,250    $         14,025
1998        Dan Price                       32,250    $          3,250
1998        David Knudson                  173,325    $         17,333

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

        B. The Company filed no Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

Exhibits to Form 10-KSB
                                                                  Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                            Page
-------------------------------------------------------------------------------
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

                                        Pacific Alliance Corporation


Date: March 30, 2001                    By: /s/ Mark A. Scharmann
                                        ---------------------------------------
                                        Mark A. Scharmann
                                        President/Principal Executive Officer


Date: March 30, 2001                    By:  /s/ David Knudson
                                        --------------------------------------
                                         David Knudson
                                         Secretary/Treasurer
                                         Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                       Capacity                  Date
-------------------------------------------------------------------------------

/s/ Mark A. Scharmann           President/Director        March 30, 2001
------------------------
    Mark A. Scharmann


/s/ Dan Price                   Vice President/Director   March 30, 2001
------------------------
    Dan Price


/s/ David Knudson               Secretary/Treasurer       March 30, 2001
------------------------        Director
    David Knudson