Form 10QSB
period 2001-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2001-05-17
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ------------


                                     FORM 10-QSB
                                  ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        For the quarter ended March 31, 2001

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-78910-C
                                  ------------


                            PACIFIC ALLIANCE CORPORATION
                          -----------------------------
             (Name of Small Business Issuer as specified in its charter)

                  Delaware                             87-044584-9
              ------------------                       ------------

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

Common Stock outstanding at May 15, 2001 - 10,970,009 shares of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                     For the Quarter ended March 31, 2001


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1.     Financial Statements:

            Balance Sheet--March 31, 2001 and December 31, 2000              3

            Statements of Operations--for the three months
            ended March 31, 2001 and March 31, 2000                          4

            Statements of Cash Flows--for the three months
            ended March 31, 2001 and March 31, 2000                          5

            Statement of Stockholders Deficit                                6

            Notes to Financial Statements                                    7

Item 2.     Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             13


                          PART II - OTHER INFORMATION

                                                                            Page

Item 1.           Legal Proceedings                                         19
Item 2.           Changes in the Securities                                 19
Item 3.           Defaults Upon Senior Securities                           19
Item 4.           Results of Votes of Security Holders                      19
Item 5.           Other Information                                         19
Item 6(a).        Exhibits                                                  19
Item 6(b).        Reports on Form 8-K                                       19

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of March 31, 2001 and December 31, 2000, and the statements of operations for the three months ended March 31, 2001 and 2000 and the period from inception of the development stage (December 21, 1995) through March 31, 2001, the statements of cash flows for the three months ended March 31, 2001 and 2000, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through March 31, 2001. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     As discussed in note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 10, 2001

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEETS


              ASSETS                               March 31,      December 31,
                                                     2001            2000
                                                    ------         ------
CURRENT ASSETS
Cash                                              $         -    $           86
                                                 ------------    ---------------

TOTAL ASSETS                                      $         -    $           86
                                                 ============    ===============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft                                    $     6,199    $            -

Accrued interest                                       21,929            18,503

Other accrued expenses                                 22,400            18,640

Advance from officer, note 7                          182,176           171,476

Current portion of tax liabilities, note 2             92,398            88,655

Note payable, note 4                                   50,000            50,000
                                                 ------------    ---------------

TOTAL CURRENT LIABILITIES                             375,102           347,274

LONG TERM LIABILITIES
Tax liabilities, note 2                                59,756            71,099

Notes payable, note 4                                  30,000            30,000
                                                 ------------    ---------------
TOTAL LIABILITIES                                     464,858           448,373
                                                 ------------    ---------------

COMMITMENTS AND CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
Common stock, par value $.001,
  30,000,000 shares authorized, 10,970,009
  shares issued and outstanding, note 5               424,371           424,371

Additional paid in capital                          2,223,472         2,223,472

Accumulated deficit prior to the development stage (2,632,447)       (2,632,447)

Accumulated deficit during the development stage     (480,254)         (463,683)
                                                 -------------    --------------

TOTAL STOCKHOLDERS' DEFICIT                          (464,858)         (448,287)
                                                 -------------    --------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                           $         -     $          86
                                                 ============     ==============

                            Prepared without audit.
 See Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                               From Inception
                                                                  of the
                                                               Development
                                    Three          Three          Stage,
                                    Months         Months       December 21,
                                    ended          ended       1995, Through
                                 March 31, 2001 March 31, 2000 March 31, 2001
                                 -------------- -------------- -----------------
SALES                            $           -  $           -  $              -

GROSS MARGIN                                 -              -                 -

OPERATING EXPENSES                           -              -                 -

OTHER INCOME (EXPENSES)
Professional fees                       (8,560)        (9,585)         (144,476)
Management compensation,
  note 5                                     -        (30,683)         (166,679)
Other expenses                             (85)        (5,024)          (13,354)
Taxes                                        -              -           (26,000)
Interest expense                        (7,926)        (5,502)         (107,675)
Gain (loss) on investments                                  -            (6,844)
Reorganization fees                          -              -           (84,301)
                                 -------------- -------------- -----------------
LOSS BEFORE
  EXTRAORDINARY ITEM                   (16,571)       (50,794)         (549,329)

EXTRAORDINARY ITEM
Gain on forgiveness of
  tax debt, note 9                           -              -           (69,075)
                                 -------------- -------------- -----------------

NET LOSS                         $     (16,571) $     (50,794) $       (480,254)
                                 ============== ============== =================

BASIC NET LOSS PER SHARE
Loss before extraordinary item   $       (0.00) $       (0.01)

Extraordinary item                       (0.00)          0.00

                                 -------------- --------------

NET LOSS                         $       (0.00) $       (0.01)
                                 ============== ==============

WEIGHTED AVERAGE
  NUMBER OF SHARES                  10,970,009       9,343,352

                                 ============== ==============
                            Prepared without audit
See Independent Accountants' Review Report and Notes to Financial Statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS DEFICIT

                                              Accumulated  Accumulated
               Shares of          Additional Deficit Prior Deficit After
                Common   Common    Paid-in    to December   December
                Stock    Stock     Capital     21, 1995     21, 1995     Total
               --------- ------   ---------- ------------- ----------- ---------
Balance at
 December 21,
 1995         12,594,422 $ 415,500 $  471,500 $(2,632,447)  $     - $(1,745,447)
Reverse split
 1-for-6,
 note 5      (10,495,297)        -          -           -         -           -
Conversion of
 trade accounts
 payable,
 note 5        1,458,005     1,458  1,456,547           -         -   1,458,005
Issuance of
 common stock,
 note 5        5,216,000     5,216     20,864           -         -      26,080
Issuance of
 common stock
 for IRS claim
 reduction,
 note 5           80,078        80     79,998           -         -      80,078
Activity from
 December 21,
 1995 through
 December31,
 1999                  -         -          -            -  (358,594)  (358,594)
               --------- ---------- --------- ------------ ---------- ----------
Balance at
 December 31,
 1999          8,853,208    422,254 2,028,909  (2,632,447)  (358,594)  (539,878)
Issuance of
 common stock,
 note 5        1,560,825      1,560   139,522           -          -    141,082
Net loss               -          -         -           -    (50,794)   (50,794)
               --------- ---------- --------- ----------- ----------- ----------
Balance at
 March 31,
 2000         10,414,033    423,814 2,168,431  (2,632,447)  (409,388)  (449,590)
Issuance of
 commonstock,
 note 5          555,976        557    55,041           -          -     55,598
Net loss               -          -         -           -    (54,295)   (54,295)
              ---------- ---------- --------- ----------- ----------- ----------
Balance at
 December 31,
 2000         10,970,009    424,371 2,223,472  (2,632,447)  (463,683)  (448,287)

Net loss               -          -         -           -    (16,571)   (16,571)
              ---------- ---------- --------- ----------- ----------- ----------
Balance at
 March 31,
 2001         10,970,009    424,371 2,223,472  (2,632,447)  (480,254)  (464,858)
              ========== ========== ========= =========== =========== ==========

                             Prepared without audit.
  See Independent Accountants' Review Report and Notes to Financial Statements.

                               PACIFIC ALLIANCE CORPORATION
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS


                                                                  From Inception
                                                                      of the
                                                                   Development
                                                                      Stage,
                                 Three months    Three months      December 21,
                                     ended           ended        1995, Through
                                 March 31, 2001  March 31, 2000   March 31, 2001
                                 --------------  --------------   --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                         $     (16,571)  $     (50,794)   $    (480,254)
Adjustments to reconcile net
loss to net cashused in
operating activities:
(Gain) loss on investments                   -               -            6,844
Gain on forgiveness on tax debt              -               -          (69,075)
Change in assets and liabilities
Decrease in accounts receivable              -               -           95,841
Increase (decrease) in accrued
 expenses                                7,186          (2,901)          73,177
Increase in management compensation
 liability                                   -          30,681          166,680
Decrease in tax liabilities             (7,600)           (402)         (79,390)
                                  -------------  --------------   --------------
NET CASH USED IN OPERATING
 ACTIVITIES:                           (16,985)        (23,416)        (286,177)
                                  -------------  --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments                      -               -          (30,180)
Proceeds from sale of investments            -               -           23,336
                                  -------------  --------------   --------------
NET CASH USED IN
 INVESTING ACTIVITIES                        -               -           (6,844)
                                  -------------  --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                           6,199               -            3,613
Proceeds from notes payable                  -               -           80,000
Advance from officer                    10,700          24,301          276,743
Repayment of advance to officer              -               -          (92,335)
Proceeds from issuance of common stock       -               -           25,000
                                  -------------  --------------   --------------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                   16,899          24,301          293,021
                                  -------------  --------------   --------------

NET INCREASE IN CASH                       (86)            885                -

CASH AT BEGINNING OF PERIOD                 86               2                -
                                  -------------  --------------   --------------

CASH AT END OF PERIOD             $          -   $         887    $           -
                                  =============  ==============   ==============

Supplementary disclosures:
Interest paid in cash             $      4,500   $       4,598    $      72,978
                                  =============  ==============   ==============

                                 Prepared without audit.
  See Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Going Concern

      Pacific Alliance Corporation (the "Company"), whose name was changed from Pacific Syndication, Inc. in 1997, was originally incorporated in December1991 under the laws of the State of Delaware. It also became a Californiacorporation in 1991. Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming. In1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

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

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 2001 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended March 31, 2001, the Company funded its disbursements using loans from an officer.

      The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company is no longer operating, and will attempt to locate new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering (see note 8).


                            Prepared without audit.
                  See Independent Accountants' Review Report

                          PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2001

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

      Statement of Financial Accounting Standards No. 128
      The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the sameas the basic loss per share for the three months ended March 31, 2001 and 2000.

 2.   TAX LIABILITIES

      The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and is payable quarterly, maturing in January 2002. During the year ending December 31, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

      Scheduled maturities of the IRS liability are $92,298 for the twelve months ending March 31, 2002.

      Interest paid during the three months ended March 31, 2001 and 2000 on the IRS liability totaled $0 and $4,598, respectively.

3.    INCOME TAXES

      The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at March 31, 2001 are estimated at approximately $480,000 and expire between 2013

                            Prepared without audit.
                  See Independent Accountants' Review Report and 2016. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

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

      In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. The class "A" warrant allowed the purchase of a share of common stock at an exercise price of $2.50 per share, and expired June, 2000. The class "B" warrant allows the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrant must be exercised before June 8, 2002.

      In May and June 1998, the Company issued 16,000 and 200,000 shares of common stock respectively, for professional services received from non-related individuals. These shares were valued at $0.005 per share.

      Options to purchase 35,000 shares of common stock of the Company have been issued to bearers of promissory notes as follows:

                            Prepared without audit.
                  See Independent Accountants' Review Report

     Date of Issuance    Number of Shares    Expiration Date     Price Per Share
     ----------------    ----------------    ---------------     ---------------
       May 1, 1998            5,000           May 13, 2001          $ 2.50
       May 5, 1998            5,000            May 4, 2001          $ 2.50
      June 14, 2000          25,000           June 14, 2001         $ 0.50

      In June 1998, the IRS applied a personal tax refund from a former officer of the Company against the Company's tax liability, reducing it by $80,078. In accordance with an agreement between the management and the former officer, 80,078 shares of common stock were issued to the former officer in exchange for the loss of his personal tax refund.

      In February, 2000, the Company issued 300,000 shares to an officer for repayment of $15,000 of advances and accrued interest.

      In May, 2000, the Company issued 150,000 shares for repayment of consulting services rendered to the Company from a former officer. These shares were valued at $0.10 per share.

      Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensated its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services was made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services was valued at $0.10 per share. During the three months ended March 31, 2000, the Company issued 1,260,825 shares of common stock for management compensation. During the nine months ended December 31, 2000, the Company issued 405,976 shares of common stock for management compensation. Starting January 1, 2001, the Company ceased compensating management to comply with the terms of the proposed merger with Ecomanagement S.A. (See note 8).

6.    COMMITMENTS AND CONTINGENCIES

      In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of $1,000,000. The defendant filed a counter-claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus cost and attorney's fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor-in- interest, are responsible for that judgment. Therefore, no liability has been accrued in the financial statements at March 31, 2001.

7.    RELATED PARTY

      An officer of the Company advanced $10,700 to the Company during the quarter ended March 31, 2001, and $24,301 during the quarter ended March 31, 2000. These advances bear interest at 10% and

                            Prepared without audit.
                  See Independent Accountants' Review Report have no maturity date. The balance of advances was $182,176 at March 31, 2001 and $171,476 at December 31, 2000.

8.    SUBSEQUENT EVENTS

      On December 29, 2000, the Company entered into a Letter of Intent ("LOI") with Ecomanagement S.A., a privately held Swiss corporation. The LOI provides for Pacific Alliance's acquisition of Ecomanagement S.A. in a transaction in which Pacific Alliance will issue common stock for all of the shares of Ecomanagement S.A. The proposed acquisition is subject to various conditions including, but not limited to, the execution of a definitive acquisition agreement, the execution of a reverse split of the Company's shares, and approval by the shareholders of both companies. There can be no assurance that the acquisition will occur or that it will occur on the exact terms, which are set forth in the LOI.

9.    EXTRAORDINARY ITEM

      On December 19, 2000, the Employment Development Department of California
      (EDD) accepted an "Offer in Compromise" in the amount of $7,600 to satisfy in full, all outstanding liabilities due to the EDD by Pacific Alliance Corporation. The balance of the liabilities was $76,675 and an extraordinary gain of $69,075 was recognized. The settlement amount was paid in January, 2001.

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

     10. Assist the post-merged company with shareholder relations, financial public relations and with attempts to interest a broker-dealer in developing a public market for the Company's common stock so that the Company's shareholders (including creditors whose debt was converted into shares of the Company's common stock) may ultimately have an opportunity to liquidate their shares for value in market or in privately negotiated transactions.

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

     2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999 and 2000.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of March 31, 2001.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,756 as of March 31, 2001.

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

     9. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997, 1998, 1999 and 2000 and all required Forms 10-QSB for 1999 and 2000 calendar year.

Financial Condition

     Total assets at March 31, 2001 were -0-. As of December 31, 2000, the Company had assets of $86 and liabilities $448,373.

        The Company's total liabilities as of March 31, 2001 were $464,858

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

     The Company had a net loss of $16,571 for the three months ended March 31, 2001. This compares to a net loss of $50,794 for the three months ended March 31, 2000.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

Item 2.       Changes in the Rights of the Company's Security Holders.  None.
              -------------------------------------------------------

Item 3.       Defaults by the Company on its Senior Securities.  None.
              ------------------------------------------------

Item 4.       Submission of Matters to Vote of Security Holders. No matter was
              -------------------------------------------------
              submitted to a vote of the Company's security holders for the quarter ended March 31, 2001.

Item 5.       Other Information.
              -----------------

Item 6(a).    Exhibits.  Notice and Proxy Statement.
              --------

Item 6(b).    Reports on Form 8-K.  None.
              -------------------

                                      SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 2001                 PACIFIC ALLIANCE CORPORATION        .



                                 By    /s/ Mark A.  Scharmann
                                    -------------------------------------------
                                           Mark A. Scharmann
                                           President/Principal Executive Officer



                                 By    /s/ David Knudson
                                    -------------------------------------------
                                           David Knudson
                                           Principal Financial Officer