Form 10QSB
period 2001-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2001-08-15
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-QSB
                                    ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         For the quarter ended June 30, 2001

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-78910-C
                                             ------------


                            PACIFIC ALLIANCE CORPORATION
                            -----------------------------
             (Name of Small Business Issuer as specified in its charter)

                  Delaware                               87-044584-9
             ------------------                     ---------------------
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



Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
 .

Common Stock outstanding at August 15, 2001 - 10,970,009 shares of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                      For the Quarter ended June 30, 2001


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1.     Financial Statements:

            Balance Sheet--June 30, 2001 and December 31, 2000               3

            Statements of Operations--for the three months and six months
            ended June 30, 2001 and June 30, 2000                            4

            Statements of Cash Flows--for the six months
            ended June 30, 2001 and June 30, 2000                            5

            Statement of Stockholders Deficit                                6

            Notes to Financial Statements                                    7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       13


                          PART II - OTHER INFORMATION

                                                                            Page

Item 1.           Legal Proceedings                                         19
Item 2.           Changes in the Securities                                 19
Item 3.           Defaults Upon Senior Securities                           19
Item 4.           Results of Votes of Security Holders                      19
Item 5.           Other Information                                         19
Item 6(a).        Exhibits                                                  19
Item 6(b).        Reports on Form 8-K                                       19

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of June 30, 2001 and December 31, 2000, and the statements of operations for the three months and six months ended June 30, 2001 and 2000 and the period from inception of the development stage (December 21, 1995) through June 30, 2001, the statements of cash flows for the six months ended June 30, 2001 and 2000, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through June 30, 2001. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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


Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

August 10, 2001

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEETS


              ASSETS                                June 30,      December 31,
                                                     2001            2000
                                                    ------          ------
CURRENT ASSETS
Cash                                              $          -   $         86
                                                  ------------   ------------

TOTAL ASSETS                                      $          -   $         86
                                                  ============   ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Bank overdraft                                  $      1,552   $          -
  Accrued interest                                      29,511         18,503
  Other accrued expenses                                23,711         18,640
  Management compensation liability, note 5              6,000              -
  Advance from officer, note 6                         206,976        171,476
  Current portion of tax liabilities, note 2            92,398         88,655
  Note payable, note 4                                  40,500         50,000
                                                  ------------   ------------

    TOTAL CURRENT LIABILITIES                          400,648        347,274

LONG TERM LIABILITIES
  Tax liabilities, note 2                               59,756         71,099
  Notes payable, note 4                                 30,000         30,000

    TOTAL LIABILITIES                                  490,404        448,373
                                                  ------------   ------------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 10,970,009
    shares issued and outstanding, note 5              424,371        424,371
  Additional paid in capital                         2,223,472      2,223,472
  Accumulated deficit prior to the
    development stage                               (2,632,447)    (2,632,447)
  Accumulated deficit during the development stage    (505,800)      (463,683)
                                                  ------------   ------------

    TOTAL STOCKHOLDERS' DEFICIT                       (490,404)      (448,287)
                                                  ------------   ------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                     $          -   $         86
                                                  ============   ============

                            Prepared without audit.
 See Independent Accountants' Review Report and Notes to Financial Statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                      From Inception
                                                                                         of the
                                                                                       Development
                              Three            Six           Three           Six          Stage,
                              Months          Months         Months         Months     December 21,
                              ended           ended          ended          ended     1995, Through
                           June 30, 2001  June 30, 2001  June 30, 2000  June 30,2000  June 30, 2001
SALES                      $          -   $           -  $           -  $          -  $           -
GROSS MARGIN                          -               -              -             -              -
OPERATING EXPENSES                    -               -              -             -              -
OTHER INCOME (EXPENSES)
  Professional fees              (7,711)        (16,271)       (34,155)      (43,740)      (152,187)
  Management compensation,
    note 5                       (6,000)         (6,000)       (10,222)      (40,905)      (172,679)
  Other expenses                 (3,754)         (3,839)          (268)       (5,292)       (17,108)
  Taxes                               -               -              -             -        (26,000)
  Interest expense               (8,081)        (16,007)        (6,294)      (11,796)      (115,756)
  Gain (loss) on investments                                         -                       (6,844)
  Reorganization fees                 -               -              -             -        (84,301)
                           ------------  --------------  -------------  ------------  -------------
    LOSS BEFORE
      EXTRAORDINARY ITEM        (25,546)        (42,117)       (50,939)     (101,733)      (574,875)
EXTRAORDINARY ITEM
  Gain on forgiveness of
   tax debt, note 8                   -              -               -             -         69,075
                          -------------  --------------  -------------  ------------  -------------

      NET LOSS            $    (25,546)  $      (42,117)       (50,939)     (101,733) $    (505,800)
                          =============  ==============  =============  ============  =============
BASIC NET LOSS PER SHARE
  Loss before reorganiza-
    tion items            $      (0.00)  $        (0.00) $       (0.00) $      (0.01)
  Reorganization items           (0.00)           (0.00)         (0.00)        (0.00)
                          -------------  --------------  -------------  ------------
      NET LOSS                   (0.00)  $        (0.00) $       (0.00) $      (0.01)
                          =============  ==============  =============  ============
WEIGHTED AVERAGE
  NUMBER OF SHARES          10,970,009       10,970,009     10,495,224     9,927,864
                          =============  ==============  =============  ============

                             Prepared without audit
  See Independent Accountants' Review Report and Notes to Financial Statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS DEFICIT

                                                            Accumulated     Accumulated
                        Shares of               Additional  Deficit Prior  Deficit After
                         Common      Common      Paid-in     to December      December
                         Stock       Stock       Capital      21, 1995        21, 1995       Total
                       ----------  ----------  -----------  -------------  -------------  -----------
Balance at
  December 21, 1995    12,594,422  $  415,500  $   471,500  $  (2,632,447) $           -  $(1,745,447)
Reverse split 1-for-6,
  note 5              (10,495,297)          -            -              -              -            -
Conversion of trade
  accounts payable,
  note 5                1,458,005       1,458    1,456,547              -              -    1,458,005
Issuance of
  common stock,
  note 5                5,216,000       5,216       20,864              -              -       26,080
Issuance of common
  stock for IRS claim
  reduction, note 5        80,078          80       79,998              -              -       80,078
Activity from
  December 21, 1995
  through December
  31, 1999                      -           -            -              -       (358,594)    (358,594)
                       ----------  ----------  -----------  -------------  -------------  -----------
Balance at
  December 31, 1999     8,853,208     422,254    2,028,909     (2,632,447)      (358,594)    (539,878)
Issuance of common
  stock, note 5         1,849,875       1,850      168,138              -              -       69,988

Net loss                        -           -            -              -        (50,794)     (50,794)
                       ----------  ----------  -----------  -------------  -------------  -----------
Balance at
  June 30, 2000        10,703,083     424,104    2,197,047     (2,632,447)      (409,388)    (420,684)

Issuance of common
  stock, note 5           266,926         267       26,425              -              -       26,692
Net loss                        -           -            -              -        (54,295)     (54,295)
                       ----------  ----------  -----------  -------------  -------------  -----------
Balance at
  December 31, 2000    10,970,009     424,371    2,223,472     (2,632,447)      (463,683)    (448,287)
Net loss                        -           -            -              -        (42,117)     (42,117)
                       ----------  ----------  -----------  -------------  -------------  -----------
Balance at
  June 30, 2001        10,970,009  $  424,371  $ 2,223,472  $  (2,632,447) $    (505,800) $  (490,404)
                      =========== ===========  ===========  =============  =============  ===========

                             Prepared without audit.
  See Independent Accountants' Review Report and Notes to Financial Statements.

                               PACIFIC ALLIANCE CORPORATION
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                                                  From Inception
                                                                         of the
                                                                     Development
                                                                         Stage,
                                        Six months    Six months    December 21,
                                           ended         ended     1995, Through
                                       June 30, 2001 June 30, 2000 June 30, 2001
                                       ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             $    (42,117) $   (101,733) $   (505,800)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    (Gain) loss on investments                    -             -         6,844
  Gain on forgiveness on tax debt                 -             -       (69,075)
  Change in assets and liabilities
    Decrease in accounts receivable               -             -        95,841
    Increase (decrease) in accrued
      expenses                               16,079        18,750        82,070
    Increase in management compensation
      liability                               6,000        40,905       172,680
    Decrease in tax liabilities              (7,600)      (23,261)      (79,390)
                                       ------------- ------------- -------------
    NET CASH USED IN OPERATING ACTIVITIES:  (27,638)      (65,339)     (296,830)
                                       ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                         -             -       (30,180)
  Proceeds from sale of investments               -             -        23,336
                                       ------------- ------------- -------------
    NET CASH USED IN
      INVESTING ACTIVITIES                        -             -        (6,844)
                                       ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                              1,552             -        (1,034)
  Proceeds from notes payable                     -        50,000        80,000
  Advance from officer                       35,500        54,401       301,543
  Repayment of note payable                  (9,500)            -        (9,500)
  Repayment of advance to officer                 -             -       (92,335)
  Proceeds from issuance of common stock          -             -        25,000
                                       ------------- ------------- -------------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   27,552       104,401       303,674
                                       ------------- ------------- -------------
      NET INCREASE (DECREASE) IN CASH           (86)       39,062             -
CASH AT BEGINNING OF PERIOD                      86             2             -
                                       ------------- ------------- -------------
CASH AT END OF PERIOD                  $          -  $     39,064  $          -
                                       ============= ============= =============
Supplementary disclosures:
  Interest paid in cash                $      5,000  $     14,239  $     73,478
                                       ============= ============= =============

                            Prepared without audit.
 See Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2001

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 2001 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended June 30, 2001, the Company funded its disbursements using loans from an officer.

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


                            Prepared without audit.
                  See Independent Accountants' Review Report

                          PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2001

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

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months ended June 30, 2001 and 2000

 2.  TAX LIABILITIES

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

     Scheduled maturities of the IRS liability are $92,298 for the twelve months ending June 30, 2002.

     Interest paid during the three months ended June 30, 2001 and 2000 on the IRS liability totaled $0 and $9,641, respectively.

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at June 30, 2001 are estimated at

                            Prepared without audit.
                  See Independent Accountants' Review Report approximately $505,000 and expire between 2013 and 2016. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

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

     During the three months ended June 30, 2001, $9,500 was repaid to one of the minority shareholders.

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

                            Prepared without audit.
                  See Independent Accountants' Review Report

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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensated its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services was made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services was valued at $0.10 per share. During the three months ended March 31, 2000 and June 30, 2000, the Company issued 139,050 and 1,260,825 shares of common stock for management compensation respectively. During the six months ended December 31, 2000, the Company issued 266,926 shares of common stock for management compensation. At June 30, 2001, the Company also accrued management compensation liability in the amount of $6,000, for which shares of common stock have not yet been issued.

6.   RELATED PARTY

     An officer of the Company advanced $35,500 to the Company during the six months ended June 30, 2001, and $54,401 during the six months ended June 30, 2000. These advances bear interest at 10% and have no maturity date. The balance of advances was $206,976 at June 30, 2001 and $171,476 at December 31, 2000.

7.   PROPOSED MERGER

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

8.   EXTRAORDINARY ITEM

     On December 19, 2000, the Employment  Development  Department of California
     (EDD)  accepted an "Offer in Compromise" in the amount of $7,600 to satisfy

                            Prepared without audit.
                  See Independent Accountants' Review Report
     in full, all outstanding liabilities due to the EDD by Pacific Alliance Corporation. The balance of the liabilities was $76,675 and an extraordinary gain of $69,075 was recognized. The settlement amount was paid in January, 2001.

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

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of June 30, 2001.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,756 as of June 30, 2001.

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

Financial Condition

     Total assets at June 30, 2001 were -0-. As of December 31, 2000, the Company had assets of $86 and liabilities $448,373.

     The Company's total liabilities as of June 30, 2001 were $490,404.

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

     The Company had a net loss of $25,546 for the three months ended June 30, 2001. This compares to a net loss of $50,939 for the three months ended June 30,

2000. The Company had a net loss of $42,117 for the six months ended June 30, 2001 compared to a net loss of $101,733 for the six months ended June 30, 2000.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

Item 2.       Changes in the Rights of the Company's Security Holders.  None.
              -------------------------------------------------------

Item 3.       Defaults by the Company on its Senior Securities.  None.
              ------------------------------------------------

Item 4.       Submission of Matters to Vote of Security Holders. No matter was
              -------------------------------------------------
              submitted to a vote of the Company's security holders for the quarter ended June 30, 2001.

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


Dated:   August 15, 2001         PACIFIC ALLIANCE CORPORATION



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