Form 10QSB
period 2001-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2001-11-15
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ------------


                                     FORM 10-QSB
                                  ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended September 30, 2001

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



Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No.

Common Stock outstanding at November 14, 2001 - 10,970,009 shares of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                   For the Quarter ended September 30, 2001


     The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1  Financial Statements:

            Balance Sheets--September 30, 2001 and December 31, 2000         3

            Statements of Operations--for the three months and nine months
            ended September 30, 2001 and September 30, 2000                  4

            Statements of Cash Flows--for the nine months
            ended September 30, 2001 and September 30, 2000                  5

            Statement of Stockholders Deficit                                6

            Notes to Financial Statements                                    7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           13


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               19
Item 2.     Changes in the Securities                                       19
Item 3.     Defaults Upon Senior Securities                                 19
Item 4.     Results of Votes of Security Holders                            19
Item 5.     Other Information                                               19
Item 6(a).  Exhibits                                                        19
Item 6(b).  Reports on Form 8-K                                             19

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of September 30, 2001 and December 31, 2000, and the statements of operations for the three months and nine months ended September 30, 2001 and 2000 and the period from inception of the development stage (December 21, 1995) through September 30, 2001, the statements of cash flows for the nine months ended September 30, 2001 and 2000, and the statements of stockholders' deficit for the period from inception of the development stage (December 21, 1995) through September 30, 2001. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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


Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 8, 2001

                         PACIFIC ALLIANCE CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEETS


               ASSETS                            September 30,  December 31,
                                                     2001            2000
                                                    ------         ------
CURRENT ASSETS
Cash                                                  $      582    $        86
                                                      ----------    -----------

TOTAL ASSETS                                          $      582    $        86
                                                      ==========    ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accrued expenses                                    $   41,691         37,143
  Advance from officer, note 6                           226,876        171,476
  Management compensation liability, note 5                6,000              -
  Current portion of tax liabilities, note 2              92,398         88,655
  Notes payable, note 4                                   80,500         50,000
                                                      ----------    -----------

    TOTAL CURRENT LIABILITIES                            447,465        347,274

LONG TERM LIABILITIES
  Tax liabilities, note 2                                 59,756         71,099
  Notes payable, note 4                                        -         30,000
                                                      ----------    -----------
    TOTAL LONG TERM LIABILITIES                           59,756        101,099
                                                      ----------    -----------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 10,970,009
    shares issued and outstanding, note 5                424,371        424,371
  Additional paid in capital                           2,223,472      2,223,472
  Accumulated deficit prior to the development stage  (2,632,447)    (2,632,447)
  Accumulated deficit during the development stage      (522,035)      (463,683)
                                                      ----------    -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (506,639)      (448,287)
                                                      ----------    -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                         $      582    $        86
                                                      ==========    ===========

                            Prepared without audit.
 See Independent Accountants' Review Report and Notes to Financial Statements.

                                  PACIFIC ALLIANCE CORPORATION
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS

                                                                                    From Inception
                                                                                       of the
                                                                                    Development
                              Three           Nine         Three          Nine         Stage,
                              Months         Months        Months        Months      December 21,
                              ended          ended         ended         ended      1995, Through
                           September 30,  September 30, September 30, September 30, September 30,
                               2001           2001          2000          2000          2001
                               ----           ----          ----          ----          ----
SALES                     $           - $           - $            - $           - $            -

GROSS MARGIN                          -             -              -             -              -

OPERATING EXPENSES                    -             -              -             -              -

OTHER INCOME (EXPENSES)
  Professional fees             (3,629)      (19,900)        (6,216)      (49,956)      (155,816)
  Management compensation,
    note 5                            -       (6,000)       (10,928)      (51,833)      (172,679)
  Other expenses                (2,866)       (6,705)          (621)       (5,913)       (19,974)
  Taxes                               -             -              -             -       (26,000)
  Interest expense              (9,740)      (25,747)        (7,239)      (19,035)      (125,496)
  Gain (loss) on investments                                      -                       (6,844)
  Reorganization fees                 -             -             -              -       (84,301)
                          ------------- ------------- ------------- -------------- --------------

    LOSS BEFORE
      EXTRAORDINARY ITEM       (16,235)      (58,352)      (25,004)      (126,737)      (591,110)

EXTRAORDINARY ITEM
  Gain on forgiveness of
   tax debt, note 8                   -              -             -             -        69,075
                         -------------- -------------- ------------- ------------- --------------

      NET LOSS           $     (16,235) $     (58,352) $    (25,004) $   (126,737) $    (522,035)
                         ============== ============== ============= ============= ==============

BASIC NET LOSS PER SHARE
  Loss before extra-
   ordinary item         $       (0.00) $       (0.01) $      (0.00) $      (0.01)
  Extraordinary item             (0.00)         (0.00)        (0.00)        (0.00)
                         -------------- -------------- ------------- -------------

      NET LOSS                   (0.00) $       (0.01) $      (0.00) $      (0.01)
                         ============== ============== ============= =============

WEIGHTED AVERAGE
  NUMBER OF SHARES          10,970,009     10,970,009    10,703,083    10,188,157
                         ============== ============== ============= =============

                             Prepared without audit
  See Independent Accountants' Review Report and Notes to Financial Statements.

                                 PACIFIC ALLIANCE CORPORATION
                                 (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                  Accumulated   Accumulated
                          Shares of                  Additional  Deficit Prior Deficit After
                           Common        Common       Paid-in     to December     December
                           Stock         Stock        Capital      21, 1995       21, 1995     Total
                          -------       -------      ---------    ----------     ----------   -------
Balance at
December 21, 1995        12,594,422  $     415,500  $   471,500 $  (2,632,447)   $         $(1,745,447)

Reverse split 1-for-6,
note 5                  (10,495,297)             -            -             -            -           -

Conversion of trade
accounts payable, note 5  1,458,005          1,458    1,456,547             -            -   1,458,005

Issuance of
common stock, note 5      5,216,000          5,216       20,864             -            -      26,080

Issuance of common
stock for IRS claim
reduction, note 5            80,078             80       79,998             -            -      80,078

Activity from
December 21, 1995
through December
31, 1999                          -              -            -             -     (358,594)   (358,594)
                        ------------  ------------  ----------- --------------   ---------  ----------
Balance at
December 31, 1999         8,853,208        422,254    2,028,909    (2,632,447)    (358,594)   (539,878)

Issuance of common
stock, note 5             1,849,875          1,850      168,138             -            -     169,988

Net loss                          -              -            -             -     (126,737)   (126,737)
                       -------------  ------------  ----------- --------------   ---------  ----------
Balance at
September 30, 2000       10,703,083        424,104    2,197,047    (2,632,447)    (485,331)   (496,627)

Issuance of common
stock, note 5               266,926            267       26,425             -            -      26,692

Net income                        -              -            -             -       21,648      21,648
                       -------------  ------------  ----------- --------------   ---------  ----------
Balance at
December 31, 2000        10,970,009        424,371    2,223,472    (2,632,447)    (463,683)   (448,287)

Net loss                          -            -         -              -          (58,352)    (58,352)
                       -------------  ------------  ----------- --------------   ---------  ----------
Balance at
September 30, 2001      10,970,009    $    424,371  $ 2,223,472 $  (2,632,447)   $(522,035) $ (506,639)
                       =============  ============  =========== ==============   =========  ==========

                             Prepared without audit.
  See Independent Accountants' Review Report and Notes to Financial Statements.

                               PACIFIC ALLIANCE CORPORATION
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS

                                                                           From Inception
                                                                                of the
                                                                             Development
                                                                                Stage,
                                            Nine months     Nine months      December 21,
                                               ended           ended        1995, Through
                                           September 30,   September 30,    September 30,
                                               2001            2000             2001
                                               ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $    (58,352)   $   (126,737)    $   (522,035)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    (Gain) loss on investments                        -               -            6,844
  Gain on forgiveness of tax debt                     -               -          (69,075)
  Change in assets and liabilities
    Decrease in accounts receivable                   -               -           95,841
    Increase in accrued expenses                  4,548          23,205           70,539
    Increase in management compensation
     liability                                    6,000          51,833          172,680
    Decrease in tax liabilities                  (7,600)        (23,261)         (79,390)
                                           -------------   -------------    -------------

    NET CASH USED IN OPERATING ACTIVITIES:      (55,404)        (74,960)        (324,596)
                                           -------------   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                             -               -          (30,180)
  Proceeds from sale of investments                   -               -           23,336
                                          --------------   -------------    -------------

    NET CASH USED IN
      INVESTING ACTIVITIES                            -               -           (6,844)
                                          --------------   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                      -               -           (2,586)
  Proceeds from notes payable                    10,000          50,000           90,000
  Advance from officer                           55,400          54,401          321,443
  Repayment of note payable                      (9,500)              -           (9,500)
  Repayment of advance to officer                     -          (4,440)         (92,335)
  Proceeds from issuance of common stock              -               -           25,000
                                         ---------------   -------------    -------------

    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                       55,900          99,961          332,022
                                         ---------------   -------------    -------------

      NET INCREASE IN CASH                          496          25,001              582

CASH AT BEGINNING OF PERIOD                          86               2                -
                                         ---------------   -------------    -------------

CASH AT END OF PERIOD                    $          582    $     25,043     $        582
                                         ===============   =============    =============

Supplementary disclosures:
  Interest paid in cash                  $       15,500    $     14,239     $     83,978
                                         ===============   =============    =============

                             Prepared without audit.
  See Independent Accountants' Review Report and Notes to Financial Statements.

                         PACIFIC ALLIANCE CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                              September 30, 2001

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

     In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock in March, 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 5). The IRS portion of tax liabilities is payable in cash by January, 2002 (see note 2). Repayment of other taxes is still being negotiated.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 2001 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2001, the Company funded its disbursements using loans from an officer.

     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                            Prepared without audit.
                  See Independent Accountants' Review Report

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

     Statement of Financial Accounting Standards No. 128
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2001 and 2000

 2.  TAX LIABILITIES

     The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and is payable by January 2002. During the year ending December 31, 1998, the tax liabilities were reduced by $80,078 due to the transfer of a personal tax refund from a former officer of the Company (note 5). Other tax claim repayment schedules have not yet been set.

     Interest paid during the three months ended September 30, 2001 and 2000 on the IRS liability are $0 for both years.

 3.  INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at September 30, 2001 are estimated at approximately $522,000 and expire between 2013 and 2016. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.


                            Prepared without audit.
                  See Independent Accountants' Review Report

4.   NOTES PAYABLE

     During the year ended December 31, 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and have no maturity date.

     On June 14, 2000, the Company contracted a note payable with a minority shareholder for $50,000. The note bears interest at 1% per month. A total of $9,500 was repaid during the three months ended September 30, 2001. The Note matured on August 13, 2000 and is being renegotiated.

     During the three months ended September 30, 2001, the company contracted a note payable with the prospective acquiring entity for $10,000 (note7). The note bears interest at 10% per annum and has no maturity date.

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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensated its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services was made through issuance of shares of common

                            Prepared without audit.
                  See Independent Accountants' Review Report
     stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services was valued at $0.10 per share. During the six months ended June 30, 2000, the Company issued 1,399,875 shares of common stock for management compensation. During the three months ended December 31, 2000, the Company issued 266,926 shares of common stock for management compensation. At September 30, 2001, the Company also accrued management compensation liability in the amount of $6,000, for which shares of common stock have not yet been issued.

6.   RELATED PARTY

     An officer of the Company advanced $19,900 to the Company during the three months ended September 30, 2001, and $0 during the three months ended September 30, 2000. During the three months ended September 30, 2001, $10,500 of accrued interest was repaid to this officer. These advances bear interest at 10% and have no maturity date. The balance of advances was $226,870 at September 30, 2001 and $171,476 at December 31, 2000.

7.   PROPOSED ACQUISITION

     On October 2, 2001, the company announced that it has signed a definitive agreement with Pil S.A., whereby the parties will move to increase Pacific Alliance Corporation's capital and bring in new majority shareholders. The various transactions are scheduled for completion during the fourth quarter of 2001, and are subject to various closing conditions.

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

     Private PSI provided its clients (primarily television producers, programmers and syndicators) with several related but different services, including distribution of syndicated programming to television stations, program mastering and standards conversion, infomercial customization and delivery, master tape and film storage, library distribution services and video integration and delivery services. Private PSI developed its own tape tracking and vault library management system and a system for infomercial customization and voice- over integration.

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

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of September 30, 2001.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,756 as of September 30, 2001.

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

     10. On October 2, 2001, the company announced that it has signed a definitive agreement with Pil S.A., whereby the parties will move to increase Pacific Alliance Corporation's capital and bring in new majority shareholders. The various transactions are scheduled for completion during the fourth quarter of 2001. The proposed transactions are subject to execution of various closing conditions. Although management of both entities believe that the transaction will be completed, there can be no assurance that the transactions will occur on the exact terms which have been agreed.

Financial Condition

     Total assets at September 30, 2001 were $582. As of December 31, 2000, the Company had assets of $86 and liabilities $448,373.

        The Company's total liabilities as of September 30, 2001 were $507,221.

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

     The Company had a net loss of $16,235 for the three months ended September 30, 2001. This compares to a net loss of $25,004 for the three months ended September 30, 2000. The Company had a net loss of $58,352 for the nine months ended September 30, 2001 compared to a net loss of $126,737 for the nine months ended September 30, 2000.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2001.

Item 5.       Other Information.

Item 6(a).    Exhibits.  Notice and Proxy Statement.

Item 6(b).    Reports on Form 8-K.  None.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2001       PACIFIC ALLIANCE CORPORATION .



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