Form 10KSB
period 2001-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2002-04-16
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-KSB


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2001

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-78910 -C


                            PACIFIC ALLIANCE CORPORATION.
                            -----------------------------
             (Name of Small Business Issuer as specified in its charter)
                          Delaware                      87-044584-9
        ---------------------------------------------   ------------
        (State or other jurisdiction of                 (I.R.S. employer
        incorporation or organization                   identification No.)
                                1661 Lakeview Circle
                                     Ogden, UT

                                     (Zip Code)
                                        84403
                                     -----------
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

     The Issuer's revenues for the fiscal year ended December 31, 2001 were -0-.

     As of March 30, 2001, 10,970,009 shares of the Issuer's common stock were issued and outstanding of which 3,849,203 were held by non-affiliates. As of March 30, 2001, there was no active market in the Issuers securities.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               TABLE OF CONTENTS

                                                                           Page
PART I
Item 1.    Description of Business.......................................... 3
Item 2.    Properties.......................................................11
Item 3.    Legal Proceedings................................................11
Item 4.    Submission of Matters to a Vote of Security Holders..............11


PART II
Item 5.    Market for the Registrant's Common Stock and Related Security
           Holder Matters...................................................11
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation.............................................15
Item 7.    Financial Statements.............................................17
Item 8.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................27

PART III
Item 9 .   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................27
Item 10.   Executive Compensation...........................................28
Item 11.   Security Ownership of Certain Beneficial Owners and Management...30
Item 12.   Certain Relationships and Related Party Transactions.............32
Item 13.   Exhibits, Financial Statements, Schedules and Reports
           on Form 8-K......................................................32
           Index to Exhibits................................................33


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

     2. The Company completed its audited financial statements for the years ended December 31, 1995, 1996, 1997, 1998, 1999 and 2000.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of December 31, 2001.

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

     8. The Company prepared and filed Form 10-KSB's for the years ended December 31, 1996 -2000 and with this Form 10-KSB, for the year ended December 31, 2001.

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

Proposed Change of Control

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company's capital and bring in new majority shareholders. Total capital to be brought to the Company was to be $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $149,898 between October and December 2001. The agreement has not been terminated by either party, and new terms are still being negotiated.

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

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to the Company's Shareholders for a vote during the last quarter of 2001.


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

          d. Dealers. "Dealers" are persons who engage either for all or part of their time, directly or indirectly, as agent, broker, or principal, in the business of offering, buying, selling, or otherwise dealing or trading in securities. Section 4(3) of the 1933 Act exempts transactions in the Plan Securities by dealers taking place more than 40 days after the Effective Date. Within the 40-day period after the Effective Date, transactions by dealers who are stockbrokers are exempt from the 1933 Act pursuant to
     Section 1145 (a) (4) of the Code, as long as the stockbrokers deliver a copy of this Disclosure Statement (and periodic supplements hereto, if any, as ordered by the Court) at or before the time of delivery of Plan Securities to their customers. This requirement specifically applies to trading and other after- market transactions in such securities. In this regard, however, in the 1986 SEC No-Action Letter (Manville Corp.), the staff of the SEC took the position that it would not recommend action if stockbrokers did not comply with the Disclosure Statement delivery requirements of Section 1145 (a) (4) as long as the issuer of the securities was a reporting person under the 1934 Act and was current and timely in its reporting obligations.

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


                          Number of
       Issued To           Shares        Date              Consideration
       ---------           ------        ----              -------------
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

Liquidity and Capital Resources

     As of December 31, 2001, the Company had total assets of $88. Therefore, the Company had no usable cash as of December 31, 2001 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 2001, the Company had total liabilities of $527,878 of which $152,154 was for tax liabilities and $149,898 was for a stock subscription received.

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

     The auditors' report on the Company's December 31, 2001 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

     The Company has not commenced any active operations since its Confirmation Date and generated no revenue for the year ended December 31, 2001 or the year ended December 31, 2000. The Company had total expenses of $79,503 for the year ended December 31, 2001. For the year ended December 31, 2000, the Company had no revenue and expenses of $174,164. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

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

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Pacific Alliance Corporation  Financial Statements                        Page

      Report of Independent Accountants ....................................18

      Balance Sheet.........................................................19
        December 31, 2001 and 2000

      Statements of Operations..............................................20
        Years ended December 31, 2001 and 2000

      Statements of Stockholders' Deficit...................................21
        Years ended December 31, 2001 and December 31, 2000

      Statements of Cash Flows..............................................22
         Years ended December 31, 2001 and 2000

      Notes to Financial Statements.........................................23

                         INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Pacific Alliance Corporation

We have audited the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



                              Rose, Snyder & Jacobs
                              A Corporation of Certified Public Accountants

Encino, California
March 25, 2002

                         PACIFIC ALLIANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                          December 31, 2001 AND 2000


                                    ASSETS

                                                             2001       2000
                                                          ---------  ---------
CURRENT ASSETS
      Cash                                                $      88  $      86
                                                          ---------  ---------

        TOTAL ASSETS                                      $      88  $      86
                                                          =========  =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accrued interest                                       $  20,533  $  18,503
   Other accrued expenses                                     6,538     18,640
   Advance from officer, note 6                             132,755    171,476
   Current portion of tax liabilities, note 2                92,398     88,655
   Notes payable, note 4                                     60,000     50,000
                                                          ---------  ---------

      TOTAL CURRENT LIABILITIES                             312,224    347,274

LONG TERM LIABILITIES
   Tax liabilities, note 2                                   59,756     71,099
   Notes payable, note 4                                          -     30,000
   Management compensation liability, note 5                  6,000          -
   Common stock subscription deposit, note 5                149,898          -
                                                         ----------  ---------

      TOTAL LIABILITIES                                     527,878    448,373
                                                         ----------  ---------

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
     30,000,000 shares authorized,
     10,970,009 shares issued and outstanding, note 5       424,371    424,371
   Additional paid in capital                             2,223,472  2,223,472
   Accumulated deficit prior to the development stage    (2,632,447)(2,632,447)
   Accumulated deficit during the development stage        (543,186)  (463,683)
                                                        -----------  ---------

      TOTAL STOCKHOLDERS' DEFICIT                          (527,790)  (448,287)
                                                        -----------  ---------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                        $        88  $      86
                                                        ===========  =========

       See independent auditors' report and notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                              From Inception
                                                              of the Development
                                                              Stage, December
                                                              21, 1995, Through
                                       2001          2000     December 31, 2001
                                   --------------------------------------------

SALES                              $      -       $       -   $              -
   -

GROSS MARGIN                              -               -                  -

OPERATING EXPENSES                        -               -                  -

OTHER INCOME (EXPENSES)
   Professional fees                (24,763)        (70,312)          (160,679)
   Management compensation, note 5   (6,000)        (67,597)          (172,679)
   Other expenses                   (12,164)         (7,538)           (25,433)
   Taxes                                  -               -            (26,000)
   Interest expense                 (36,576)        (28,717)          (136,325)
   Loss on investments in securities     -                -             (6,844)
   Reorganization fees                   -                -            (84,301)
                                   --------       ---------   ----------------

      LOSS BEFORE
         EXTRAORDINARY ITEM         (79,503)       (174,164)          (612,261)

EXTRAORDINARY ITEM
   Gain on forgiveness of tax
    debt, Note 7                          -          69,075             69,075
                                  ---------       ---------   ----------------

        NET LOSS                  $ (79,503)      $(105,089)  $       (543,186)
                                  =========       =========   ================


BASIC NET LOSS PER SHARE
   Loss before extraordinary item $   (0.01)      $   (0.02)
   Extraordinary item                     -            0.01
                                  ---------       ---------

        NET LOSS                  $   (0.01)      $  ( 0.01)
                                  =========       =========


WEIGHTED AVERAGE NUMBER
    OF SHARES                    10,735,368      10,325,467
                                  =========       =========

       See independent auditors' report and notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               Accumulated  Accumulated
                                                                 Deficit      Deficit
                             Shares of             Additional     Prior        After
                              Common      Common     Paid-in   to December   December
                               Stock       Stock     Capital     21, 1995    21, 1995     Total
                            ------------ --------- ----------- ------------ ---------- ------------
Balance at
 December 21, 1996           12,594,422  $415,500  $  471,500  $(2,632,447) $ (57,965) $(1,803,412)

Reverse split 1-for-6,
note 5                      (10,495,297)        -           -            -          -            -

Conversion of trade
 accounts payable, note 5     1,458,005     1,458   1,456,547            -          -    1,458,005

Issuance of
 common stock, note 5         5,000,000     5,000      20,000            -          -       25,000

Issuance of common stock,
  note 5                        216,000       216         864            -          -        1,080

Issuance of common stock for
 IRS claim reduction, note 5     80,078        80      79,998            -          -       80,078

Net loss                              -         -           -            -   (300,629)    (300,629)
                            ------------ --------- ----------- ------------ ---------- ------------

Balance at
  December 31, 1999           8,853,208   422,254   2,028,909   (2,632,447)  (358,594)    (539,878)

Issuance of common
 stock, note 5                2,116,801     2,117     194,563            -          -      196,680

Net loss                              -         -           -            -   (105,089)    (105,089)
                           ------------- --------- ----------- ------------ ---------- ------------

Balance at
  December 31, 2000          10,970,009   424,371   2,223,472   (2,632,447)  (463,683)    (448,287)

Net loss                              -         -           -            -    (79,503)     (79,503)
                           ------------- --------- ----------- ------------ ---------- ------------

Balance at
  December 31, 2001          10,970,009  $424,371  $2,223,472  $(2,632,447) $(543,186) $  (527,790)
                           ============= ========= =========== ============ ========== ============


                      See independent auditors' report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED December 31, 2001 AND 2000


                                                                         From Inception of
                                                                         the Development
                                                                         Stage, December
                                                                         21, 1995, Through
                                                      2001       2000    Dec.  31, 2001
                                                    --------- ---------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(79,503) $(105,089) $      (543,186)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
       Loss on investments in securities                   -          -            6,844
       Gain on forgiveness of tax debt                     -    (69,075)         (69,075)
       Change in assets and liabilities
       Decrease in accounts receivable                     -          -           95,841
       Increase (decrease) in accrued expenses       (10,072)    16,217           55,919
       Increase in management compensation liability   6,000     67,597          172,680
       Decrease in tax liabilities                    (7,600)   (23,261)         (79,390)
                                                    --------- ---------- -----------------

      NET CASH USED IN OPERATING ACTIVITIES          (91,175)  (113,611)        (360,367)
                                                    --------- ---------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                 -          -          (30,180)
   Proceeds from sale of investments                       -          -           23,336
                                                    --------- ---------- -----------------

      NET CASH USED IN
        INVESTING ACTIVITIES                               -          -           (6,844)
                                                    --------- ---------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                          -          -           (2,586)
   Proceeds from notes payable                        10,000     50,000           90,000
   Repayment of notes payable                        (30,000)         -          (30,000)
   Advance from officer                               89,250    154,030          355,293
   Repayment of advance from officer                (127,971)   (90,335)        (220,306)
   Proceeds from issuance of common stock                  -          -           25,000
   Proceeds from common stock subscription           149,898          -          149,898
                                                    --------- ---------- -----------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES       91,177    113,695          367,299
                                                    --------- ---------- -----------------

       NET INCREASE IN CASH                                2         84               88

CASH AT BEGINNING OF PERIOD                               86          2                -
                                                    --------- ---------- -----------------

CASH AT END OF PERIOD                               $     88  $      86  $            88
                                                    ========= ========== =================

Supplementary disclosures:
 Interest paid in cash                              $ 34,546  $  24,260  $       103,024
                                                    ========= ========== =================

                      See independent auditors' report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 AND 2000


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

     In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 5). The IRS portion of tax liabilities was payable in cash by quarterly installments (see note 2). Repayment of other taxes is still being negotiated.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2001 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended December 31, 2001, the Company funded its disbursements using loans from an officer and proceeds from common stock subscription (see note 5).

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



                             See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 AND 2000


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the year ended December 31, 2001 and 2000.

2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and was payable in quarterly installments of $11,602, final payment due in January 2002. Several payments have not been made and the Company is renegotiating the payment terms. In 2000, the Company entered into a settlement agreement with California EDD which reduced their claim by $69,075, to $7,600, which was paid in 2001 (see note
     7). Other tax claim repayment schedules have not yet been set.

     Interest paid during the year ended December 31, 2001 and 2000 on the IRS liability totaled $0 and $14,641, respectively.


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2001 are estimated at approximately $830,000 and expire between 2013 and 2021. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $285,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $25,000 during the year ended December 31, 2001.


4.   NOTES PAYABLE

     During the year ended December 31, 2001, the Company collected $10,000 from PIL S.A. (see note 8) under a note payable bearing interest at 10%, with no maturity date. During the year 2001, the Company also repaid $30,000 under a note payable to a minority shareholder.

     Notes payable to minority shareholders amounted to $50,000 and $80,000 at December 31, 2001 and 2000, respectively. $50,000 of these notes payable was contracted in 2000. These notes bear interest at 10% and are due on demand.

     Stock options were issued with respect to some of these notes. The stock options matured in 2001, and none were exercised.





                        See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 AND 2000



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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for compensation expense that had been accrued up to December 31, 2000. In 2001, the Company accrued $6,000 of management compensation. Corresponding shares of common stock were not yet issued at December 31, 2001.

     In October 2001, the Company entered into an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2001, $149,898 had been received from PIL S.A. as subscription of shares of common stock. The related 750,000 shares were not yet issued at December 31, 2001, but are included in the computation of weighted average number of shares for the purpose of the basic loss per share for the year ended December 31, 2001.

                        See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 AND 2000


6.   RELATED PARTY

     An officer of the Company advanced $89,250 to the Company during the year ended December 31, 2001 and $154,030 during the year ended December 31, 2000. The Company repaid $127,971 and $90,335 during the years ended December 31, 2001 and 2000, respectively. Shares of common stock were issued to this officer in 2000 for partial repayment of advances (see note
     5). These advances bear interest at 10% and have no maturity date. The balance of advances is $132,755 and $171,476 at December 31, 2001 and 2000, respectively.


7.   EXTRAORDINARY ITEM

     On December 19, 2000, the Employment  Development  Department of California
     (EDD) accepted an "Offer in Compromise" in the amount of $7,600 to satisfy in full, all outstanding liabilities due to the EDD by Pacific Alliance Corporation. The balance of the liabilities was $76,675 and an extraordinary gain of $69,075 was recognized. The settlement amount was paid in January 2001.


8.   PROPOSED ACQUISITION

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. Total capital to be brought to the Company amounted to $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $149,898 between October and December 2001. The agreement has not been terminated by either party, and new terms are still being negotiated.

























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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                        Age               Position

Mark Scharmann                    43                President/Director
Dan Price                         47                Vice President/Director
David Knudson                     42                Secretary/Treasurer/Director

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


                             SUMMARY COMPENSATION TABLE
                                 Annual Compensation
                                 -------------------
                                         Commissions               Restrict
                                             and     Other Annual   Stock    Options/
Name and Principal                        Bonuses    Compensation   Awards    SAR's
 Position                 Year   Salary     ($)          ($)         ($)       (#)
------------------------  ----   ------  -----------  -----------  --------  --------
Mark Scharmann (1)        2001      -0-          -0-          -0-      $899       -0-
President                 2000      -0-          -0-          -0-   $22,450       -0-
                          1999      -0-          -0-          -0-   $19,025       -0-



     (1) Mr. Scharmann was appointed President of the Company on the date of the Conformation of the Plan, June 8, 1997.

Stock Options

     The following table sets forth certain information concerning stock options granted during fiscal 2001 to the named executive officers.


              Options Grants in the Year Ended December 31, 2001

                                          Percentage
                       Number of           of Total       Exercise or
                       Securities      Options Granted to Base Price
                       Underlying        Employees in     Per Share   Expiration
Name                 Options Granted (#) Fiscal Year         ($)         Date
----                 ------------------- ---------------- ----------- ----------

Mark Scharmann                       -0-              -0-         N/A        N/A


      The following table sets forth information concerning the number and value of options held at December 31, 2001 by each of the named executive officers. No options held by such executive officers were exercised during 2001.

                      Option Values at December 31, 2001

                 Number of Unexercised     Value of Unexercised
                       Options at          In-the-Money Options
                 December 31, 2001 (#)     At(December 31, 2001($)
                 ------------------------- -------------------------
Name             Exercisable Unexercisable Exercisable Unexercisable
----             ----------- ------------- ----------- -------------
Mark Scharmann           -0-           -0-         N/A           N/A

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

     For the year ended December 31, 2001 the Company compensated its officers as follows:

      Name                    Compensation            Shares to be Issued
      --------------          ------------            -------------------
      Mark Scharmann                   -0-                          8,991
      Dan Price                        -0-                            -0-
      David Knudson                    -0-                         51,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 31, 2002 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

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

Security Ownership of Management

     See Item 4(a) above.

Changes in Control

     The Company will have a change of control of the  transaction  described in note 8 of the financial statements is completed.

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

     During 2001, Troika Capital loaned $89,250 to the Company. The Company repaid $127,971. during 2001. Such loan is due on demand and bears interest at the rate of 10% per annum

     The Company's officers and directors were issued shares of the Company's common stock for services rendered during the last three years in the following amounts:

Year        Officer                 Shares Issued     Value of Services
----        -----------------       --------------    -----------------
2001        Mark A. Scharmann                  -0-    $             899
2001        Dan Price                          -0-    $             -0-
2001        David Knudson                      -0-    $           5,100
2000        Mark A. Scharmann              262,750    $          26,275
2000        Dan Price                          -0-    $             -0-
2000        David Knudson                  413,226    $          41,323
1999        Mark A. Scharmann              198,000    $          19,800
1999        Dan Price                          -0-    $             -0-
1999        David Knudson                  447,000    $          44,700
1998        Mark A. Scharmann              140,250    $          14,025
1998        Dan Price                       32,250    $           3,250
1998        David Knudson                  173,325    $          17,333

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

     B. The Company filed no Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

Exhibits to Form 10-KSB
                                                                  Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                            Page
        ------    -------                                        --------------


         3.1      Amended and Restated Articles of Incorporation       (1)

         3.2      Bylaws                                               (1)

        21.1      Subsidiaries of Registrant                           None


        (1) Previously Filed

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pacific Alliance Corporation


Date: April 12, 2002                   By: /s/ Mark A. Scharmann
                                           Mark A. Scharmann
                                           President/Principal Executive Officer


Date: April 12, 2002                   By: /s/ David Knudson
                                            David Knudson
                                            Secretary/Treasurer
                                            Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/ Mark A. Scharmann               President/Director      April 12, 2002
---------------------
Mark A. Scharmann

                                    Vice President/Director ___________, 2002
---------------------
Dan Price

/s/ David Knudson                   Secretary/Treasurer     April 12, 2002
-----------------                   Director
David Knudson