Form 10QSB
period 2002-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2002-05-13
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C


                          PACIFIC ALLIANCE CORPORATION
                          -----------------------------
           (Name of Small Business Issuer as specified in its charter)

      Delaware                                        87-044584-9
      -------------------------------                 ---------------------
      (State or other jurisdiction of                 (I.R.S. employer
      incorporation or organization                   identification No.)



                      1661 Lakeview Circle, Ogden, UT 84403
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (801) 399-3632
         ---------------------------------------------------------------


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

Common Stock outstanding at May 7, 2002 - 10,970,009 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                     For the Quarter ended March 31, 2002


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB

Item 1. Financial Statements:

            Balance Sheets--March 31, 2002 and December 31, 2001               3

            Statements of Operations--for the three months
            ended March 31, 2002 and March 31, 2001                            4

            Statements of Cash Flows--for the three months
            ended March 31, 2002 and March 31, 2001                            5

            Statement of Stockholders Deficit                                  6

            Notes to Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             13


                          PART II - OTHER INFORMATION

                                                                            Page

Item 1.     Legal Proceedings                                                 19
Item 2.     Changes in the Securities                                         19
Item 3.     Defaults Upon Senior Securities                                   19
Item 4.     Results of Votes of Security Holders                              19
Item 5.     Other Information                                                 19
Item 6(a).  Exhibits                                                          19
Item 6(b).  Reports on Form 8-K                                               19

                              INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of March 31, 2002 and December 31, 2001, and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and the period from inception of the development stage (December 21, 1995) through March 31, 2002, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through March 31, 2002. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

April 12, 2002

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                                        March 31,   December 31,
                                                          2002         2001
                                                      ------------  ------------
CURRENT ASSETS
 Cash                                                 $        71   $        88
                                                      ------------  ------------
     TOTAL ASSETS                                     $        71   $        88
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accrued interest                                     $    26,077   $    20,533
 Accrued office expenses, note 7                           28,500             -
 Other accrued expenses                                     6,538         6,538
 Advance from officer, note 7                             109,638       132,755
 Current portion of tax liabilities, note 2                92,398        92,398
 Note payable, note 4                                      60,000        60,000
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES                            323,151       312,224

LONG TERM LIABILITIES
 Management compensation liability, note 5                  6,000         6,000
                                                      ------------  ------------
 Tax liabilities, note 2                                   59,621        59,756
 Common stock subscription deposit, note 5                179,898       149,898
                                                      ------------  ------------

     TOTAL LIABILITIES                                    568,670       527,878
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES, note 6

STOCKHOLDERS' DEFICIT
 Common stock, par value $.001,
  30,000,000 shares authorized, 10,970,009
  shares issued and outstanding, note 5                   424,371       424,371
 Additional paid in capital                             2,223,472     2,223,472
 Accumulated deficit prior to the development stage    (2,632,447)   (2,632,447)
 Accumulated deficit during the development stage        (583,995)     (543,186)
                                                      ------------  ------------

     TOTAL STOCKHOLDERS' DEFICIT                         (568,599)     (527,790)
                                                      ------------  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $        71   $        88
                                                      ============  ============


                             Prepared without audit.
                 See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                                                  From Inception
                                                                     of the
                                                                   Development
                                                                      Stage
                                     Three           Three         December 21,
                                  Months Ended    Months Ended    1995, Through
                                  March 31, 2002  March 31, 2001  March 31, 2002
                                  --------------  --------------  --------------

SALES                             $           -   $           -   $           -

GROSS MARGIN                                  -               -               -

OPERATING EXPENSES                            -               -               -

OTHER INCOME (EXPENSES)
  Professional fees                      (4,500)         (8,560)       (165,179)
  Management compensation,
    note 5                                    -               -        (172,679)
  Office expenses, note 7               (28,500)              -         (28,500)
  Other expenses                         (1,332)            (85)        (26,765)
  Taxes                                       -               -         (26,000)
  Interest expense                       (6,477)         (7,926)       (142,802)
  loss on investments                         -               -          (6,844)
  Reorganization fees                         -               -         (84,301)
                                  --------------  --------------  --------------
     LOSS BEFORE
       EXTRAORDINARY ITEM               (40,809)        (16,571)       (653,070)

EXTRAORDINARY ITEM
  Gain on forgiveness of tax
    debt, note 8                              -               -          69,075
                                  --------------  --------------  --------------

      NET LOSS                    $     (40,809)  $     (16,571)  $    (583,995)
                                  ==============  ==============  ==============

BASIC NET LOSS PER SHARE
  Loss before
    extraordinary item            $       (0.00)  $       (0.00)
  Extraordinary item                      (0.00)          (0.00)
                                  --------------  --------------

      NET LOSS                    $       (0.00)  $       (0.00)
                                  ==============  ==============

WEIGHTED AVERAGE
  NUMBER OF SHARES                   11,855,009      10,970,009
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                              Accumulated  Accumulated
                                Shares                          Deficit     Deficit
                                  of               Additional   Prior to     After
                                Common     Common   Paid-in     December    December
                                Stock      Stock    Capital     21, 1995    21, 1995     Total
                             ------------ -------- ---------- ------------ ---------- ------------
Balance at
  December 21, 1995           12,594,422  $415,500 $  471,500 $(2,632,447) $       -  $(1,745,447)

Reverse split
  1-for-6, note 5            (10,495,297)        -          -           -          -            -

Conversion of trade accounts
  payable, note 5              1,458,005     1,458  1,456,547           -          -    1,458,005

Issuance of common
  stock, note 5                5,216,000     5,216     20,864           -          -       26,080

Issuance of common
  stock for IRS claim
  reduction, note 5               80,078        80     79,998           -          -       80,078

Issuance of common
  stock, note 5                2,116,801     2,117    194,563           -          -      196,680

Activity from
  December 21, 1995 through
  December 31, 2000                    -         -          -           -   (463,683)    (463,683)
                             ------------ -------- ---------- ------------ ---------- ------------
Balance at
  December 31, 2000           10,970,009   424,371  2,223,472  (2,632,447)  (463,683)    (448,287)

Net loss                               -         -          -           -    (16,571)     (16,571)
                             ------------ -------- ---------- ------------ ---------- ------------
Balance at
  March 31, 2001              10,970,009   424,371  2,223,472  (2,632,447)  (480,254)    (464,858)

Net loss                               -         -          -           -    (62,932)     (62,932)
                             ------------ -------- ---------- ------------ ---------- ------------
Balance at
  December 31, 2001           10,970,009   424,371  2,223,472  (2,632,447)  (543,186)    (527,790)

Net loss                               -         -          -           -    (40,809)     (40,809)
                             ------------ -------- ---------- ------------ ---------- ------------
Balance at
  March 31, 2002              10,970,009  $424,371 $2,223,472 $(2,632,447) $(583,995) $  (568,599)
                             ============ ======== ========== ============ ========== ============

                             Prepared without audit.
                 See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                    From Inception
                                                                                       of the
                                                                                     Development
                                                                                        Stage
                                                       Three           Three         December 21,
                                                    Months Ended    Months Ended    1995, Through
                                                    March 31, 2002  March 31, 2001  March 31, 2002
                                                    --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $     (40,809)  $     (16,571)  $    (555,495)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   loss on investments                                          -               -           6,844
   Gain on forgiveness on tax debt                              -               -         (69,075)
   Change in assets and liabilities
     Decrease in accounts receivable                            -               -          95,841
     Increase in accrued expenses                          34,044           7,186          61,463
     Increase in management compensation liability              -               -         172,680
     Decrease in tax liabilities                             (135)         (7,600)        (79,525)
                                                    --------------  --------------  --------------
     NET CASH USED IN OPERATING ACTIVITIES:                (6,900)        (16,985)       (367,267)
                                                    --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                       -               -         (30,180)
  Proceeds from sale of investments                             -               -          23,336
                                                    --------------  --------------  --------------
     NET CASH USED IN
       INVESTING ACTIVITIES                                     -               -          (6,844)
                                                    --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                -           6,199          (2,586)
  Proceeds from notes payable                                   -               -          90,000
  Advance from (to) officer                               (23,117)         10,700         332,176
  Repayment of advance to officer                               -               -        (220,306)
  Proceeds from issuance of common stock                   30,000               -          25,000
  Proceeds from common stock subscription                       -               -         179,898
                                                    --------------  --------------  --------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                                 6,883          16,899         404,182
                                                    --------------  --------------  --------------
      NET INCREASE (DECREASE) IN CASH                         (17)            (86)         30,071

CASH AT BEGINNING OF PERIOD                                    88              86               -
                                                    --------------  --------------  --------------
CASH AT END OF PERIOD                               $          71   $           -   $      30,071
                                                    ==============  ==============  ==============
Supplementary disclosures:
  Interest paid in cash                             $         933   $       4,500   $     103,957
                                                    ==============  ==============  ==============

                             Prepared without audit.
                 See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 2002 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended March 31, 2002, the Company funded its disbursements using loans from an officer.

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

     Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value.

                             Prepared without audit.
                   See independent accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share for the three months ended March 31, 2002 and 2001 are $ .0034 and $ .0009, respectively.

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

     Scheduled maturities of the IRS liability are $92,398 for the twelve months ending March 31, 2002.

     Interest paid during the three months ended March 31, 2002 and 2001 on the IRS liability totaled $0 and $0, respectively.

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at March 31, 2002 are estimated at approximately $325,000 and expire between 2013 and 2016. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

4.   NOTES PAYABLE

     During the year ended December 31, 1998, the Company contracted notes payable with minority shareholders for a total of $30,000. These notes bear interest at 10% and have no maturity date.










                             Prepared without audit.
                   See independent accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. The class "A" warrant allowed the purchase of a share of common stock at an exercise price of $2.50 per share, and expired in June, 2000. The class "B" warrant allows the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrant must be exercised before June 8, 2002.

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

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At March 31, 2002, $179,898 had been received from PIL S.A. as subscription of shares of common stock. The related 900,000 shares were not yet issued at March 31, 2002, but are included in the computation of weighted average number of shares for the purpose of the basic loss per share for the period ended March 31, 2002.





                             Prepared without audit.
                   See independent accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

6.   COMMITMENTS AND CONTINGENCIES

     In 1995, the Company filed a lawsuit against Donald Palmer alleging breach of contract and other claims. The case was filed in Los Angeles County, California. The Company sought damages in the approximate amount of
     $1,000,000. The defendant filed a counter claim against the Company for breach of contract and was seeking past due rent and other damages. On May 5, 1999, the Court ruled in favor of the defendant, Donald Palmer and against Pacific Syndication, Inc. Donald Palmer was awarded approximately $200,000 for past due rent of the equipment, plus cost and attorneys fees. Palmer was also found owner of the equipment sold by Pacific Syndication, Inc. to Starcom Television Services. In the opinion of counsel, because Starcom Television Services assumed that debt when it purchased the assets of Pacific Syndication, Inc., Starcom Television Services, and its successor in interest, are responsible for that judgment. Therefore, no liability has been accrued in the financial statements at March 31, 2002.

7.   RELATED PARTY MATTERS

     The Company repaid an officer $23,117 during the quarter ended March 31, 2002. An officer of the Company advanced $10,700 to the Company during the quarter ended March 31, 2001. These advances bear interest at 10% and have no maturity date. The balance of advances was $109,638 at March 31, 2002 and $182,176 at March 31, 2001.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges are retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $28,500 was recorded as expense during the three months ended March 31, 2002.

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









                             Prepared without audit.
                   See independent accountants' review report.

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

     The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997. Subsequent to the Effective Date of the Plan, the Company filed monthly "Debtor in Possession Interim Statements" and "Debtor in Possession Operating Reports" with the Office of the United States Trustee. On February 23, 2000, the Bankruptcy Court Judge Kathleen T. Lax entered a Final Decree Order closing the Bankruptcy case of the Company.

Post Confirmation Date Activities

Since the Confirmation of the Plan of Reorganization the following have occurred:

     1. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

     2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999, 2000 and 2001.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of March 31, 2002.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of March 31, 2002.

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

     9. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 and all required Forms 10-QSB for 1999 and 2000 calendar year.

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

 Financial Condition

     Total assets at March 31, 2002 were $71. As of December 31, 2001, the Company had assets of $88 and liabilities $527,790.

     The Company's total liabilities as of March 31, 2002 were $568,599. The Company's liabilities include $179,898 attributed to a common stock subscription agreement.

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

     The Company had a net loss of $40,809 for the three months ended March 31, 2002. This compares to a net loss of $16,571 for the three months ended March 31, 2001.

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

                            PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2002.

Item 5.       Other Information.

Item 6(a).    Exhibits.  None.

Item 6(b).    Reports on Form 8-K.  None.

                                     SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 10, 2002          PACIFIC ALLIANCE CORPORATION



                                 By    /s/ Mark A.  Scharmann
                                    --------------------------------------------
                                           Mark A. Scharmann
                                           President/Principal Executive Officer



                                 By    /s/ David Knudson
                                    --------------------------------------------
                                           David Knudson
                                           Principal Financial Officer