Form 10QSB
period 2002-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2002-08-28
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C


                          PACIFIC ALLIANCE CORPORATION
                          -----------------------------
           (Name of Small Business Issuer as specified in its charter)

        Delaware                                    87-044584-9
        -------------------------------             -------------------
        (State or other jurisdiction of             (I.R.S.employer
        incorporation or organization               identification No.)



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

Common Stock outstanding at August 22, 2002 - 12,407,500 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                       For the Quarter ended June 30, 2002


     The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB

Item 1. Financial Statements:

            Balance Sheets--June 30, 2002 and December 31, 2001                4

            Statements of Operations--for the three months and six
            months ended June 30, 2002 and June 30, 2001                       5

            Statement of Stockholders Deficit                                  6

            Statements of Cash Flows--for the six months
            ended June 30, 2002 and June 30, 2001                              7

            Notes to Financial Statements                                 8 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12


                           PART II - OTHER INFORMATION

                                                                            Page

Item 1. Legal Proceedings                                                     17
Item 2. Changes in the Securities                                             17
Item 3. Defaults Upon Senior Securities                                       17
Item 4. Results of Votes of Security Holders                                  17
Item 5. Other Information                                                     17
Item 6(a). Exhibits                                                           17
Item 6(b). Reports on Form 8-K                                                17

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of June 30, 2002 and December 31, 2001, the statements of operations for the three months and six months ended June 30, 2002 and 2001 and the period from inception of the development stage (December 21, 1995) through June 30, 2002, the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through June 30, 2002, and the statements of cash flows for the six months ended June 30, 2002 and 2001 and the period from inception of the development stage (December 21,1995) through June 30, 2002. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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




Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

August 14, 2002

                     PACIFIC ALLIANCE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS
                                ASSETS
                                                 June 30,  December 31,
                                                   2002       2001
                                                ---------  ------------
CURRENT ASSETS
  Cash                                          $       -  $         88
                                                ---------  ------------
      TOTAL ASSETS
                                                $       -  $         88
                                                =========  ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                $     628  $          -
  Accrued interest                                 17,195        20,533
  Other accrued expenses                           22,134         6,538
  Notes payable, note 4                            30,000        60,000
  Advance from officer, note 6                     96,870       132,755
  Current portion of tax liabilities, note 2       92,398        92,398
                                                ---------  ------------
    TOTAL CURRENT LIABILITIES                     259,225       312,224

LONG TERM LIABILITIES
  Management compensation liability, note 5             -         6,000
  Tax liabilities, note 2                          59,621        59,756
  Common stock subscription deposit, note 5        10,000       149,898
                                                ---------  ------------
    TOTAL LIABILITIES                             328,846       527,878
                                                ---------  ------------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 12,407,500
    and 10,970,009 shares issued and
    outstanding, note 5                           425,640       424,371
  Additional paid in capital                    2,490,823     2,223,472
  Accumulated deficit prior to the
    development stage                          (2,632,447)   (2,632,447)
  Accumulated deficit during the
    development stage                            (612,862)     (543,186)
                                                ---------  ------------
    TOTAL STOCKHOLDERS' DEFICIT                  (328,846)     (527,790)
                                                ---------  ------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                   $       -  $         88
                                                =========  ============

                              Prepared without audit.
                   See independent accountants' review report and
                           notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                       From
                                                                                     Inception
                                                                                      of the
                                                                                    Development
                                Three          Six         Three          Six         Stage,
                                Months        Months       Months       Months      December 21,
                                ended         ended        ended         ended     1995, Through
                               June 30,      June 30,     June 30,      June 30,      June 30,
                                2002          2002         2001          2001          2002
                              -----------   -----------  -----------  ------------  ------------
SALES                         $         -   $         -  $         -  $          -  $          -


GROSS MARGIN                            -             -            -             -             -


OPERATING EXPENSES                      -             -            -             -             -

OTHER INCOME (EXPENSES)

  Professional fees               (5,495)       (9,995)      (7,711)      (16,271)     (170,674)
  Management compensation,
    note 5                       (12,750)      (12,750)      (6,000)       (6,000)     (185,429)

  Office expenses                 (1,500)      (30,000)            -             -      (30,000)

  Other expenses                  (4,095)       (5,427)      (3,754)       (3,839)      (30,860)

  Taxes                                 -             -            -             -      (26,000)

  Interest expense                (5,027)      (11,504)      (8,081)      (16,007)     (147,829)
  Gain (loss) on
   investments                                                                           (6,844)

  Reorganization fees                   -             -            -             -      (84,301)
                              -----------   -----------  -----------  ------------  ------------
    LOSS BEFORE
      EXTRAORDINARY ITEM         (28,867)      (69,676)     (25,546)      (42,117)     (681,937)

EXTRAORDINARY ITEM
  Gain on forgiveness of
   tax debt, note 7                     -             -            -             -       69,075
                              -----------   -----------  -----------  ------------  ------------

      NET LOSS                $  (28,867)   $  (69,676)  $  (25,546)  $   (42,117)    $(612,862)
                              ===========   ===========  ===========  ============  ============

BASIC AND DILUTED NET
  LOSS PER SHARES             $    (0.00)   $    (0.01)  $    (0.00)  $     (0.00)
                              ===========   ===========  ===========  ============

WEIGHTED AVERAGE
  NUMBER OF SHARES            12,149,129    12,002,881   10,970,009    10,970,009
                              ===========   ===========  ===========  ============

                               Prepared without audit.
                   See independent accountants' review report and
                           notes to financial statements.


                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                            Accumulated  Accumulated
                                                              Deficit     Deficit
                          Shares of             Additional     Prior       After
                           Common      Common     Paid-in   to December   December
                            Stock       Stock     Capital     21, 1995    21, 1995       Total
                          ----------  --------  ----------  -----------   ---------   -----------

Balance at
  December 21, 1995       12,594,422  $415,500  $  471,500  $(2,632,447)  $       -   $(1,745,447)
Reverse split 1-for-6,
  note 5                 (10,495,297)        -           -            -           -             -
Conversion of trade
  accounts payable,
  note 5                   1,458,005     1,458   1,456,547            -           -     1,458,005
Issuance of common
  stock for IRS claim
  reduction, note 5        7,332,801     7,333     215,427            -           -       222,760
Issuance of
  common stock, note 5        80,078        80      79,998            -           -        80,078
Activity from
  December 21, 1995
  through December
  31, 2000                         -         -           -            -    (463,683)     (463,683)
                          ----------  --------  ----------  -----------   ---------   -----------
Balance at
  December 31, 2000       10,970,009   424,371   2,223,472   (2,632,447)   (463,683)     (448,287)
Net loss                           -         -           -            -     (42,117)      (42,117)
                          ----------  --------  ----------  -----------   ---------   -----------
Balance at
  June 30, 2001           10,970,009   424,371   2,223,472   (2,632,447)   (505,800)     (490,404)
Net loss                           -         -           -            -     (37,386)      (37,386)
                          ----------  --------  ----------  -----------   ---------   -----------
Balance at
  December 31, 2001       10,970,009   424,371   2,223,472   (2,632,447)   (543,186)     (527,790)
Issuance of common
  stock, note 5            1,250,000     1,250     248,621            -           -       249,871
Conversion of  management
  compensation liability,
  note 5                     187,491        19      18,730            -           -        18,749

Net loss                           -         -           -            -     (69,676)      (69,676)
                          ----------  --------  ----------  -----------   ---------   -----------
Balance at
  June 30, 2002           12,407,500  $425,640  $2,490,823  $(2,632,447)  $(612,862)  $  (328,846)
                          ==========  ========  ==========  ===========   =========   ===========

                              Prepared without audit.
                   See independent accountants' review report and
                           notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                          From Inception
                                                                              of the
                                                                            Development
                                                                              Stage,
                                               Six months    Six months    December 21,
                                                 ended         ended       1995, Through
                                             June 30, 2002 June 30, 2001   June 30, 2002
                                             ------------- -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $    (69,676) $    (42,117)   $   (612,862)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   (Gain) loss on investments                           -             -           6,844
   Gain on forgiveness on tax debt                      -             -         (69,075)
   Change in assets and liabilities
    Decrease in accounts receivable                     -             -          95,841
    Increase (decrease) in accrued expenses        12,257        16,079          68,176
    Increase in management compensation
     liability                                     12,750         6,000         185,430
    Decrease in tax liabilities                      (135)       (7,600)        (79,525)
                                             ------------- -------------   -------------
    NET CASH USED IN OPERATING ACTIVITIES:        (44,804)      (27,638)       (405,171)
                                             ------------- -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                               -             -         (30,180)
  Proceeds from sale of investments                     -             -          23,336
                                             ------------- -------------   -------------
    NET CASH USED IN
      INVESTING ACTIVITIES                              -             -          (6,844)
                                             ------------- -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                        -         1,552          (2,586)
  Proceeds from notes payable                           -             -          90,000
  Advance from officer                                  -        35,500         355,293
  Repayment of note payable                       (20,000)       (9,500)        (50,000)
  Repayment of advance to officer                 (35,885)            -        (256,191)
  Proceeds from common stock subscription          99,973                       249,871
  Proceeds from issuance of common stock                -             -          25,000
                                             ------------- -------------   -------------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                         44,088        27,552         411,387
                                             ------------- -------------   -------------
      NET DECREASE IN CASH                           (716)          (86)           (628)
CASH AT BEGINNING OF PERIOD                            88            86               -
                                             ------------- -------------   -------------
BANK OVERDRAFT AT END OF PERIOD              $       (628) $          -    $       (628)
                                             ============= =============   =============
Supplementary disclosures:
  Interest paid in cash                      $     13,909  $      5,000    $    116,933
                                             ============= =============   =============

                              Prepared without audit.
                   See independent accountants' review report and
                           notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 2002 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended June 30, 2002, the Company funded its disbursements using proceeds from common stock subscription (see note 5).

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and six months ended June 30, 2002 and 2001.


2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, was payable quarterly, and the final payment was due January 2002. The Company is currently renegotiating the repayment terms. Other tax claim repayment schedules have not yet been set.


3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at June 30, 2002 are estimated at approximately $350,000 and expire between 2013 and 2021. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.


4.   NOTES PAYABLE

     Notes payable to minority shareholders amounted to $30,000 and $60,000 at June 30, 2002 and December 31, 2001, respectively. These notes bear interest at 10% and have no maturity date.


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

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. The class "A" warrant allowed the purchase of a share of common stock at an exercise price of $2.50 per share, and expired in June, 2000. The class "B" warrant allowed the purchase of a share of common stock at an exercise price of $5.00 per share, and expired June 8, 2002.

                     Prepared without audit. See independent
                           accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


5.   COMMON STOCK AND WARRANTS (Continued)

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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensated its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services was made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services was valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for accrued management compensation and during the three months ended June 30, 2002, the Company issued an additional 187,491 shares of common stock.

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At June 30, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $179,898 had been received from PIL S.A in the previous quarters as subscription of shares of common stock, plus additional subscriptions of $69,973 received in the current quarter. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. The 50,000 shares were not yet issued at June 30, 2002. The $10,000 was reclassified as common stock subscription deposit, and the 50,000 shares are included in the computation of weighted average number of shares for the purpose of the basic and diluted loss per share for the period ended June 30, 2002.


6.   RELATED PARTY MATTERS

     The Company repaid officer advances totaling $35,885 during the six months ended June 30, 2002. These advances bear interest at 10% and have no maturity date. The outstanding balance of advances was $96,870 at June 30, 2002 and 132,755 at December 31, 2001.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges are retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $28,500 was recorded as expense during the three months ended March 31, 2002, and $1,500 during the three months ended June 30, 2002. Payments of these expenses during the three months ended June 30, 2002 totaled $19,000.

                     Prepared without audit. See independent
                           accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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


8.   PROPOSED ACQUISITION

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. Total capital to be brought to the Company amounted to $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $249,871 in stock subscription between October 2001 and June 2002, and $10,000 in loan to be converted into shares of common stock. The agreement has not been terminated by either party, and new terms are still being negotiated.











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

     2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999, 2000 and 2001.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of June 30, 2002.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of June 30, 2002.

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

     10. On October 2, 2001, the company announced that it has signed a definitive agreement with Pil S.A., whereby the parties will move to increase Pacific Alliance Corporation's capital and bring in new majority shareholders. The various transactions are scheduled for completion during the fourth quarter of 2002. The proposed transactions are subject to execution of various closing conditions. Although management of both entities believe that the transaction will be completed, there can be no assurance that the transactions will occur on the exact terms which have been agreed. A total of 1,250,000 shares of the Company's common stock have been issued to PIL S.A. for $179,898.

Financial Condition

     Total assets at June 30, 2002 were $-0-. As of December 31, 2001, the Company had assets of $88 and liabilities $527,790.

     The Company's total liabilities as of June 30, 2002 were $328,846. The Company's liabilities include $10,000 attributed to a common stock subscription agreement.

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

     The Company had a net loss of $28,867 for the three months ended June 30, 2002 and a net loss of $69,676 for the six months ended June 30, 2002. This compares to a net loss of $25,546 for the three months ended June 30, 2001 and a net loss of $42,117 for the six months ended June 30, 2001.

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

Proposed Change of Control

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company's capital and bring in new majority shareholders. Total capital to be brought to the Company was to be $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company has received $179,898 from PIL S.A. and has issued 1,250,000 shares for such funds between October and December 2001. The agreement has not been terminated by either party, and new terms are still being negotiated.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 2002.

Item 5.       Other Information.

Item 6(a).    Exhibits.  99.1  Certificate of Chief Executive Officer
                         99.2  Certificate of Chief Financial Officer

Item 6(b).    Reports on Form 8-K.  None.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 26, 2002         PACIFIC ALLIANCE CORPORATION



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