Form 10QSB
period 2002-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2002-11-15
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-78910-C


                          PACIFIC ALLIANCE CORPORATION
                          -----------------------------
           (Name of Small Business Issuer as specified in its charter)

          Delaware                               87-044584-9
          -------------------------------        -------------------
          (State or other jurisdiction of        (I.R.S. employer
          incorporation or organization          identification No.)



                      1661 Lakeview Circle, Ogden, UT 84403
                      -------------------------------------
                    (Address of principal executive offices)

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


                   For the Quarter ended September 30, 2002

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Balance Sheets--September 30, 2002 and December 31, 2001           4

            Statements of Operations--for the three months and nine months
            ended September 30, 2002 and September 30, 2001                    5

            Statement of Stockholders Deficit                                  6

            Statements of Cash Flows--for the nine months
            ended September 30, 2002 and September 30, 2001                    7

            Notes to Financial Statements                                 8 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Controls and Procedures                                               17

                           PART II - OTHER INFORMATION
                                                                            Page

Item 1.     Legal Proceedings                                                 18
Item 2.     Changes in the Securities                                         18
Item 3.     Defaults Upon Senior Securities                                   18
Item 4.     Results of Votes of Security Holders                              18
Item 5.     Other Information                                                 18
Item 6(a).  Exhibits                                                          18
Item 6(b).  Reports on Form 8-K                                               18

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of September 30, 2002 and December 31, 2001, and the statements of operations for the three months and nine months ended September 30, 2002 and 2001 and the period from inception of the development stage (December 21, 1995) through September 30, 2002, the statements of cash flows for the nine months ended September 30, 2002 and 2001 and the period from inception of the development stage (December 21, 1995) through September 30, 2002, and the statements of stockholders' deficit for the period from inception of the development stage (December 21, 1995) through September 30, 2002. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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

November 5, 2002

                     PACIFIC ALLIANCE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                ASSETS


                                                    September 30,   December 31,
                                                        2002            2001
                                                    -------------   ------------
CURRENT ASSETS
  Cash                                              $         62    $        88
                                                    -------------   ------------

                TOTAL ASSETS                        $         62    $        88
                                                    =============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued interest                                  $     20,215    $    20,533
  Other accrued expenses                                   5,950          6,538
  Advance from officer, note 6                            96,330        132,755
  Current portion of tax liabilities, note 2              92,398         92,298
  Note payable, note 4                                    50,000         60,000
                                                    -------------   ------------

        TOTAL CURRENT LIABILITIES                        264,893        312,224
                                                    -------------   ------------

LONG TERM LIABILITIES
  Management compensation liability, note 5                    -          6,000
  Tax liabilities, note 2                                 59,621         59,756
  Common stock subscription deposit, note 5               19,978        149,898
                                                    -------------   ------------
                TOTAL LIABILITIES                        344,492        527,878
                                                    -------------   ------------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 12,595,000
    and 10,970,009 shares issued and
    outstanding, note 5                                  425,828        424,371
  Additional paid in capital                           2,509,385      2,223,472
  Accumulated deficit prior to the
    development stage                                 (2,632,447)    (2,632,447)
  Accumulated deficit during the
    development stage                                   (647,196)      (543,186)
                                                    -------------   ------------
                TOTAL STOCKHOLDERS' DEFICIT             (344,430)      (527,790)
                                                    -------------   ------------
                TOTAL LIABILITIES AND
                  STOCKHOLDERS' DEFICIT             $         62    $        88
                                                    =============   ============

                             Prepared without audit.
                 See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                     From Inception
                                                                                         of the
                                                                                      Development
                                                                                         Stage,
                               Three         Nine          Three           Nine        December 21,
                               Months       Months         Months         Months          1995
                               ended        ended          ended          ended          Through
                              Sept. 30,    Sept. 30,      Sept. 30,      Sept. 30,    September 30,
                               2002         2002           2001            2001            2002
                            ------------- ----------- --------------- --------------- ---------------
SALES                       $        -    $       -   $           -   $         -     $           -

GROSS MARGIN                         -            -               -             -                 -

OPERATING EXPENSES                   -            -               -             -                 -
OTHER INCOME (EXPENSES)

  Professional fees            (22,066)     (32,061)         (3,629)      (19,900)         (192,740)
  Management compensation,
    note 5                           -      (12,750)              -        (6,000)         (185,429)
  Office expenses               (1,500)     (31,500)                                        (31,500)
  Other expenses                (5,221)     (10,648)         (2,866)       (6,705)          (36,081)
  Taxes                              -            -               -             -           (26,000)
  Interest expense              (5,547)     (17,051)         (9,740)      (25,747)         (153,376)
  Gain (loss) on investments         -            -               -             -            (6,844)
  Reorganization Fees                -            -               -             -           (84,301)
                            ------------- ----------- --------------- --------------- ---------------
   LOSS BEFORE
     EXTRAORDINARY ITEM        (34,334)    (104,010)        (16,235)      (58,352)         (716,271)

Extraordinary Item
  Gain on forgiveness of tax
  debt, note 7                       -            -               -             -            69,075
                            ------------- ----------- --------------- --------------- ---------------
    NET LOSS                $  (34,334)   $(104,010)  $     (16,235)  $   (58,352)    $    (647,196)
                            ============= =========== =============== =============== ===============
BASIC NET LOSS PER SHARE
  Loss before extraordinary
    item                    $    (0.00)   $   (0.00)  $       (0.00)  $     (0.01)
  Extraordinary item             (0.00)       (0.00)          (0.00)        (0.00)
                            -------------  ---------- --------------- ---------------

    NET LOSS                $    (0.00)   $   (0.00)  $       (0.00)  $     (0.01)
                            ============= =========== =============== ===============
WEIGHTED AVERAGE
  NUMBER OF SHARES           12,648,125    12,220,326    10,970,009    10,970,009
                            ============= =========== =============== ===============

                           Prepared without audit.
                See independent accountants' review report and
                        notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                            Accumulated Accumulated
                                                              Deficit     Deficit
                          Shares of             Additional    Prior to     After
                           Common      Common    Paid-in      December    December
                            Stock       Stock    Capital      21, 1995    21, 1995   Total
                        ------------- --------- ----------- ------------ ---------- -----------
Balance at
  December 21, 1995       12,594,422  $415,500  $  471,500  $(2,632,447) $       -  $(1,745,447)
Reverse split 1-for-6,
  note 5                 (10,495,297)        -           -            -          -            -
Conversion of trade
   accounts payable,
   note 5                  1,458,005     1,458   1,456,547            -          -    1,458,005
Issuance of
  common stock, note 5     7,332,801     7,333     215,427            -          -      222,760
Issuance of common
  stock for IRS claim
  reduction, note 5           80,078        80      79,998            -          -       80,078
Activity from
  December 21, 1995
  through December
  31, 2000                         -         -           -            -   (463,683)    (463,683)
                        ------------- --------- ----------- ------------ ---------- -----------
Balance at
  December 31, 2000       10,970,009   424,371   2,223,472   (2,632,447)  (463,683)    (448,287)
Net loss                           -         -           -            -    (58,352)     (58,352)
                        ------------- --------- ----------- ------------ ---------- -----------
Balance at
  September 30, 2001      10,970,009   424,371   2,223,472   (2,632,447)  (522,035)    (506,639)
Net loss                           -         -           -            -    (21,151)     (21,151)
                        ------------- --------- ----------- ------------ ---------- -----------
Balance at
  December 31, 2001       10,970,009   424,371   2,223,472   (2,632,447)  (543,186)    (527,790)
Issuance of common
   stock, note 5           1,250,000     1,250     248,621            -          -      249,871
Issuance of common
   stock for
   consulting
   services, note 5          187,500       188      18,562            -          -       18,750
Conversion of management
  compensation
liability,
  note 5                     187,491        19      18,730            -          -       18,749
Net loss                           -         -           -            -   (104,010)    (104,010)
                        ------------- --------- ----------- ------------ ---------- -----------
Balance at
  September 30, 2002      12,595,000  $425,828  $2,509,385  $(2,632,447) $(647,196) $  (344,430)
                        ============= ========= =========== ============ ========== ===========

                           Prepared without audit.
                See independent accountants' review report and
                        notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                             From Inception
                                                                                 of the
                                                                              Development
                                                                                 Stage,
                                           Nine months       Nine months      December 21,
                                              ended             ended        1995, Through
                                           September 30,     September 30,    September 30,
                                               2002              2002             2002
                                           -------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $ (  104,010)    $    (58,352)    $    (647,196)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     (Gain) loss on investments                       -                -             6,844
     Gain on forgiveness of tax
      liabilities                                     -                -           (69,075)
     Change in assets and liabilities
      Decrease in accounts receivable                 -                -            95,841
      Increase in accrued expenses               17,843            4,548            73,762
   Increase in management compensation
      liability                                  12,750            6,000           185,430
   Decrease in tax liabilities                     (135)          (7,600)          (79,525)
                                           -------------    -------------    --------------
    NET CASH USED IN OPERATING ACTIVITIES       (73,552)         (55,404)         (433,919)
                                           -------------    -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                             -                -           (30,180)
  Proceeds from sale of investments                   -                -            23,336
                                           -------------    -------------    --------------
    NET CASH USED IN
      INVESTING ACTIVITIES                            -                -            (6,844)
                                           -------------    -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                      -                -            (2,586)
  Proceeds from notes payable                    20,000           10,000           110,000
  Advance from officer                                -           55,400           355,293
  Repayment of note payable                     (20,000)          (9,500)          (50,000)
  Repayment of advance to officer               (36,425)               -          (256,731)
  Proceeds from issuance of common stock              -                             25,000
  Proceeds from common stock subscription       109,951                -           259,849
                                           -------------    -------------    --------------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                       73,526           55,900           440,825
                                           -------------    -------------    --------------
      NET INCREASE IN CASH                          (26)             496                62
CASH AT BEGINNING OF PERIOD                          88               86                 -
                                           -------------    -------------    --------------
CASH AT END OF PERIOD                      $         62     $        582     $          62
                                           =============    =============    ==============
Supplementary disclosures:
  Interest paid in cash                    $     16,436     $     15,500     $     119,460
                                           =============    =============    ==============

                           Prepared without audit.
                See independent accountants' review report and
                        notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 2002 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2002, the Company funded its disbursements using a loan from an unrelated individual, and the proceeds from common stock subscription (see note 5).

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

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

                             Prepared without audit.
                         See accountants' review report

                          PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2002 and 2001.


2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, was payable quarterly, and the final payment was due January 2002. The Company is currently renegotiating the repayment terms. Other tax claim repayment schedules have not yet been set.


3.   INCOME TAXES

     The  effective  tax  rate  differs  from the U.S.  Federal  statutory  rate
     principally  due  to  the  valuation   allowance   recognized  due  to  the
     uncertainty surrounding the ultimate realization of the deferred tax assets.

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at September 30, 2002 are estimated at approximately $940,000 and expire between 2013 and 2022. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.


4.   NOTES PAYABLE

     Notes payable to minority shareholders and an unrelated individual amounted to $30,000 and $20,000, repectively at September 30, 2002. At December 31, 2001 notes to minority shareholders amounted to $60,000. These notes bear interest at 10% and have no maturity date.


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

                             Prepared without audit.
                         See accountants' review report

                          PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

5.   COMMON STOCK AND WARRANTS (Continued)

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. The class "A" warrant allowed the purchase of a share of common stock at an exercise price of $2.50 per share, and expired in June 2000. The class "B" warrant allowed the purchase of a share of common stock at an exercise price of $5.00 per share, and expired in June 2002.

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

     In February 2000, the Company issued 300,000 shares to an officer for repayment of $15,000 in advances and accrued interest.

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

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At September 30, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 had been received from PIL S.A. in the previous quarters as subscription of shares of common stock. 50,000 shares for an additional subscription of $9,978 received in the current quarter were not yet issued at September 30, 2002. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. The 50,000 shares were not yet issued at September 30, 2002. Both the $10,000 and the $9,978 were reclassified as common stock subscription deposit, and the 100,000 shares are included in the computation of weighted average number of shares for the purpose of the basic and diluted loss per share for the period ended September 30, 2002.

     In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

6.   RELATED PARTY

     The Company repaid officer advances totaling $36,425 during the nine months ended September 30, 2002. These advances bear interest at 10% and have no maturity date. The outstanding balance of advances was $96,330 at September 30, 2002 and 132,755 at December 31, 2001.

                             Prepared without audit.
                         See accountants' review report

                          PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


6.   RELATED PARTY (Continued)

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges are retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $28,500 was recorded as expense during the three months ended March 31, 2002, and $1,500 during each of the three-month periods ended June 30 and September 30, 2002. Payments of these expenses during the nine months ended September 30, 2002 totaled $31,000.


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

8.   PROPOSED ACQUISITION

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. Total capital to be brought to the Company amounted to $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $259,849 in stock subscriptions between October 2001 and September 2002, and a $10,000 in loan to be converted into shares of common stock (note 5). The agreement has not been terminated by either party, and new terms are still being negotiated.

















                             Prepared without audit.
                         See accountants' review report

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

     2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999, 2000 and 2001.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of September 30, 2002.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of September 30, 2002.

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

     10. On October 2, 2001, the company announced that it has signed a definitive agreement with Pil S.A., whereby the parties will move to increase Pacific Alliance Corporation's capital and bring in new majority shareholders. The various transactions are scheduled for completion during the fourth quarter of 2002. The proposed transactions are subject to execution of various closing conditions. Although management of both entities believe that the transaction will be completed, there can be no assurance that the transactions will occur on the exact terms which have been agreed. A total of 1,250,000 shares of the Company's common stock have been issued to PIL S.A. for $249,871. An additional $9,978 has been received during the current quarter and the company is in the process of issuing an additional 50,000 shares.

Financial Condition

     Total assets at September 30, 2002 were $62. As of December 31, 2001, the Company had assets of $88 and liabilities $527,790.

     The Company's total liabilities as of September 30, 2002 were $344,492. The Company's liabilities include $19,978 attributed to a common stock subscription agreement.

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

     The Company had a net loss of $34,334 for the three months ended September 30, 2002 and a net loss of $104,010 for the nine months ended September 30, 2002. This compares to a net loss of $58,352 for the three months ended September 30, 2001 and a net loss of $58,352 for the nine months ended September 30, 2001.

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

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2002.

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


Dated:   November 14, 2002         PACIFIC ALLIANCE CORPORATION



                                   By   /s/ Mark A. Scharmann
                                        President/Principal Executive Officer



                                   By   /s/ David Knudson
                                        Principal Financial Officer

                       CERTIFICATION OF CHIEF EXECUTIVE
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Scharmann certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Alliance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Mark A. Scharmann,
President/Principal Executive Officer


                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Knudson certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Alliance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ David Knudson
Principal Financial Officer