Form 10KSB
period 2002-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2003-04-09
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-78910 -C


                          PACIFIC ALLIANCE CORPORATION.
           (Name of Small Business Issuer as specified in its charter)

            Delaware                                          87-044584-9
-------------------------------                          --------------------
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

     The Issuer's revenues for the fiscal year ended December 31, 2002 were -0-.

     As of March 30, 2003, 12,595,000 shares of the Issuer's common stock were issued and outstanding of which 4,043,671 were held by non-affiliates. As of March 30, 2003, there was no active market in the Issuers securities.

                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                               TABLE OF CONTENTS


                                                                           Page
PART I
Item 1.    Description of Business..........................................2
Item 2.    Properties.......................................................10
Item 3.    Legal Proceedings................................................10
Item 4.    Submission of Matters to a Vote of Security Holders..............10


PART II
Item 5.    Market for the Registrant's Common Stock and Related Security
           Holder Matters...................................................10
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation.............................................14
Item 7.    Financial Statements.............................................16
Item 8.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................26

PART III
Item 9 .   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................26
Item 10.   Executive Compensation...........................................27
Item 11.   Security Ownership of Certain Beneficial Owners and Management...29
Item 12.   Certain Relationships and Related Party Transactions.............31
Item 13.   Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K.........................................................32
Item 14.   Controls and Procedures..........................................32
           Index to Exhibits................................................33


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

     2. The Company completed its audited financial statements for the years ended December 31, 1995, 1996, 1997, 1998, 1999, 2000 and 2001.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of December 31, 2002.

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

     8. The Company prepared and filed Form 10-KSB's for the years ended December 31, 1996 -2001 and with this Form 10-KSB, for the year ended December 31, 2002.

     9. Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

Business Plan

     The Company's current business plan is to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a `Target Business"). The Company intends to utilize its limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which the Company believes has significant growth potential. The Company's efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located primarily elsewhere. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources the Company will, in all likelihood, have the ability to effect only a single Business Combination.

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

Proposed Change of Control

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. At December 31, 2002, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In June 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company's common stock. As of December 31, 2002 this conversion had not been effected. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. The shares subscribed for had not been issued as of December 31, 2002.

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

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to the Company's Shareholders for a vote during the last quarter of 2002.


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

Shares Issued to Creditors

     A total 1,458,005 shares of the Company's common stock (calculated after the 1-for-6 reverse stock split) were issued to creditors pursuant to the Plan of Reorganization. In exchange for every $1.00 of Allowed Unsecured Claims (as defined in the Plan of Reorganization) a creditor was issued one share of common stock, one Class A Warrant and One Class B Warrant. Each Class A Warrant entitles the holder to purchase one share of the Company's common stock at $2.50 per share for a period of three years commencing on the Effective Date of the Plan. Class A Warrants expired in 2000 and none were exercised. Each Class B Warrant entitles the holder to purchase one share of the Company's common stock at $5.00 per share for a period of five years commencing on the Effective Date of the Plan. The Effective Date of the Plan was June 8, 1997. The 1,458,005 shares and the Class A and Class B Warrants issued to claim holders, were issued under Section 1145 of the United States Bankruptcy Code (the "Code"). Section 1145 provides that the securities registration requirements of federal, state and local laws do not apply to the offer or sale of securities issued by a debtor (or its successor) if (i) the offer or sale occurs under a plan of reorganization and (ii) the securities are transferred in exchange (or principally in exchange) for a claim against or interest in the debtor. Accordingly, under Section 1145 of the Code, the issuance of common stock in exchange for a Claim against the Company was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "1933 Act") and from the registration requirements of any state securities laws. Approximately 86 creditors were issued shares in exchange for claims against the Company.

     Resales or Transfers of Plan Securities. Any person who is not an "underwriter" under Section 1145 of the Code or a "dealer" under the 1933 Act and who transfers shares received under the Plan ("Plan Securities") need not comply with the registration requirements of the 1933 Act or of any state securities laws. The term "underwriter", as used in Section 1145, includes four categories of persons, which are referred to in this Disclosure Statement as "Controlling Persons", "Accumulators", "Distributors" and "Syndicators". "Dealers" and the four types of underwriters are discussed below.

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

          d. Dealers. "Dealers" are persons who engage either for all or part of their time, directly or indirectly, as agent, broker, or principal, in the business of offering, buying, selling, or otherwise dealing or trading in securities. Section 4(3) of the 1933 Act exempts transactions in the Plan Securities by dealers taking place more than 40 days after the Effective Date. Within the 40-day period after the Effective Date, transactions by dealers who are stockbrokers are exempt from the 1933 Act pursuant to
     Section 1145 (a) (4) of the Code, as long as the stockbrokers deliver a copy of this Disclosure Statement (and periodic supplements hereto, if any, as ordered by the Court) at or before the time of delivery of Plan Securities to their customers. This requirement specifically applies to trading and other after-market transactions in such securities. In this regard, however, in the 1986 SEC No-Action Letter (Manville Corp.), the staff of the SEC took the position that it would not recommend action if stockbrokers did not comply with the Disclosure Statement delivery requirements of Section 1145 (a) (4) as long as the issuer of the securities was a reporting person under the 1934 Act and was current and timely in its reporting obligations.

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

                        Number of
       Issued To         Shares     Date             Consideration
---------------------  ----------  -------  ------------------------------------

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

Mark Scharmann          300,000    2/29/00  Repayment of $15,000 loan from
                                            Mark Scharmann

William M. Hynes, II    150,000    5/20/00  Consulting Services valued at
                                            $15,000

Michael Harrop          187,500     8/7/02  Consulting Services valued at
                                            $118,750

PIL S.A.              1,250,000    6/28/02  $249,871


Total:                2,183,578

Shares Issued for Services

     Those persons who have been serving as the Company's officers and directors since 1996 have been issued shares of common stock for services rendered in lieu of cash compensation. Total compensation shares issued to each of the Company's officers and directors is as follows:


      Mark A. Scharmann       636,316
      Dan Price                32,250
      David Knudson         1,185,726

Holders

     As of March 30, 2003, there were 12,595,000 shares of common stock outstanding and approximately 152 stockholders of record of common stock.

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

Liquidity and Capital Resources

     As of December 31, 2002, the Company had total assets of $1,369. Therefore, the Company had limited usable cash as of December 31, 2002 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 2002, the

Company had total liabilities of $373,999 of which $152,019 was for tax liabilities and $19,978 was for a stock subscription receivable.

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

     The auditors' report on the Company's December 31, 2002 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

     The Company has not commenced any active operations since its Confirmation Date and generated no revenue for the year ended December 31, 2002 or the year ended December 31, 2001. The Company had total expenses of $132,210 for the year ended December 31, 2002. For the year ended December 31, 2001, the Company had no revenue and expenses of $79,503. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

Plan of Operation

     The Company's current plan of operation is to acquire another operating company.(See "Item 1 - Description of Business - Current Business Plan.")

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

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Pacific Alliance Corporation  Financial Statements                        Page

      Independent Auditors' Report .........................................17

      Balance Sheets........................................................18

      Statements of Operations..............................................19

      Statements of Stockholders' Deficit...................................20

      Statements of Cash Flows..............................................21

      Notes to Financial Statements.........................................22

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Pacific Alliance Corporation

     We have audited the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of December 31, 2002 and 2001, and the statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants


Encino, California


March 19, 2003

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                ASSETS
                                                          2002          2001
                                                      ------------  ------------
CURRENT ASSETS
  Cash                                                $       869   $        88
  Prepaid expenses                                            500             -

         TOTAL ASSETS                                 $     1,369   $        88
                                                      ============  ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued interest                                    $    23,599        20,533
  Other accrued expenses                                   10,450         6,538
  Advance from officer, note 6                            103,080       132,755
  Current portion of tax liabilities, note 2               92,398        92,398
  Notes payable, note 4                                    50,000        60,000
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES                            279,527       312,224

LONG TERM LIABILITIES
  Tax liabilities, note 2                                  59,621        59,756
  Notes payable, note 4                                         -             -
  Management compensation liability, note 5                14,873         6,000
  Common stock subscription deposit, note 5                19,978       149,898
                                                      ------------  ------------
     TOTAL LIABILITIES                                    373,999       527,878

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 12,595,000 and
    10,970,009 shares issued and outstanding, note 5      425,828       424,371
  Additional paid in capital                            2,509,385     2,223,472
  Accumulated deficit prior to the development stage   (2,632,447)   (2,632,447)
  Accumulated deficit during the development stage       (675,396)     (543,186)
                                                      ------------  ------------
     TOTAL STOCKHOLDERS' DEFICIT                         (372,630)     (527,790)
                                                      ------------  ------------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                        $     1,369   $        88

       See independent auditors' report and notes to financial statements

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                                                       Stage
                                                                   December 21,
                                                                   1995, Through
                                           2002          2001      Dec. 31, 2002
                                       ------------  ------------  -------------

SALES                                  $             $             $

GROSS MARGIN                                     -             -


OPERATING EXPENSES                               -             -

OTHER INCOME (EXPENSES)
  Professional fees                        (37,061)      (24,763)      (197,740)
  Management compensation, notes 5 and 6   (27,623)       (6,000)      (200,302)
  Office expenses                          (34,900)            -        (34,900)
  Other expenses                           (10,962)      (12,164)       (36,395)
  Taxes                                          -             -        (26,000)
  Interest expense                         (21,664)      (36,576)      (157,989)
  Loss on investments in securities                            -         (6,844)
  Reorganization fees                                          -        (84,301)
                                       ------------  ------------  -------------
    LOSS BEFORE
      EXTRAORDINARY ITEM                  (132,210)      (79,503)      (744,471)

  EXTRAORDINARY ITEM
    Gain on forgiveness of tax debt,
    note 7                                       -             -         69,075
                                       ------------  ------------  -------------
     NET LOSS                          $  (132,210)  $   (79,503)  $   (675,396)
                                       ============  ============  =============

BASIC NET LOSS PER SHARE
  Loss before extraordinary item       $     (0.01)  $     (0.01)
  Extraordinary item                             -             -
                                       ------------  ------------
       NET LOSS                        $     (0.01)  $     (0.01)
                                       ============  ============
WEIGHTED AVERAGE
  NUMBER OF SHARES, note 5              12,295,587    10,735,368
                                       ============  ============

       See independent auditors' report and notes to financial statements

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               Accumulated  Accumulated
                                                                 Deficit      Deficit
                               Shares of            Additional   Prior to      After
                                Common     Common    Paid-in     December    December
                                Stock      Stock     Capital     21, 1995    21, 1995      Total
                             ------------ --------  ---------- ------------ ----------- ------------
Balance at
  December 21, 1995           12,594,422  $415,500  $  471,500 $(2,632,447) $        -  $(1,745,447)
Reverse split 1-for-6,
  note 5                     (10,495,297)        -           -           -           -            -
Conversion of trade
  accounts payable, note 5     1,458,005     1,458   1,456,547           -           -    1,458,005
Issuance of
  common stock, note 5         5,000,000     5,000      20,000           -           -       25,000
Issuance of common
  stock, note 5                  216,000       216         864           -           -        1,080
Issuance of common
  stock for IRS claim
  reduction, note 5               80,078        80      79,998           -           -       80,078
Issuance of common
  stock, note 5                2,116,801     2,117     194,563           -           -      196,680
                                       -         -           -           -    (463,683)    (463,683)
                             ------------ --------  ---------- ------------ ----------- ------------
Balance at
  December 31, 2000           10,970,009   424,371   2,223,472  (2,632,447)   (463,683)    (448,287)
Net loss                               -         -           -           -     (79,503)     (79,503)
                             ------------ --------  ---------- ------------ ----------- ------------
Balance at
  December 31, 2001           10,970,009   424,371   2,223,472  (2,632,447)   (543,186)    (527,790)
Issuance of common
  stock, note 5                1,250,000     1,250     248,621           -           -      249,871
Issuance of common
  stock for consulting           187,500       188      18,562           -           -       18,750
  service, note 5
Conversion of management
  compensation lialibity,
  note 5                         187,491        19      18,730           -           -       18,749
Net loss                               -         -           -           -    (132,210)    (132,210)
                             ------------ --------  ---------- ------------ ----------- ------------
Balance at
  December 31, 2002           12,595,000  $425,828  $2,509,385 $(2,632,447) $ (675,396) $  (372,630)
                             ============ ========  ========== ============ =========== ============

             See independent auditors' report and notes to financial statements

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                           From Inception
                                                                             of the
                                                                           Development
                                                                              Stage
                                                                           December 21,
                                                                           1995, Through
                                                      2002        2001     Dec. 31, 2002
                                                   ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(132,210)  $ (79,503)  $    (675,396)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss on investments in securities                      -           -           6,844
    Gain on forgiveness of tax debt                        -           -         (69,075)
    Change in assets and liabilities
     Increase in prepaid expense                        (500)          -            (500)
     Decrease in accounts receivable                       -           -          95,841
     Increase (decrease) in accrued expenses          25,727     (10,072)         81,646
     Increase in management compensation liability    27,623       6,000         200,303
     Increase (decrease) in tax liabilities             (135)     (7,600)        (79,525)
                                                   ----------  ----------  --------------
     NET CASH USED IN OPERATING ACTIVITIES:          (79,495)    (91,175)       (439,862)
                                                   ----------  ----------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                  -           -         (30,180)
  Proceeds from sale of investments                        -           -          23,336
                                                   ----------  ----------  --------------
     NET CASH USED IN
       INVESTING ACTIVITIES                                -           -          (6,844)
                                                   ----------  ----------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                           -           -          (2,586)
  Proceeds from notes payable                         20,000      10,000         110,000
  Repayment of notes payable                         (20,000)    (30,000)        (50,000)
  Advance from officer                                28,215      89,250         383,508
  Repayment of advance from officer                  (57,890)   (127,971)       (278,196)
  Proceeds from issuance of common stock                   -           -          25,000
  Proceeds from common stock subscription            109,951     149,898         259,849
                                                   ----------  ----------  --------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                           80,276      91,177         447,575
                                                   ----------  ----------  --------------
       NET INCREASE IN CASH                              781           2             869

CASH AT BEGINNING OF PERIOD                               88          86               -
                                                   ----------  ----------  --------------
CASH AT END OF PERIOD                              $     869   $      88   $         869
                                                   ==========  ==========  ==============
Supplementary disclosures:
  Interest paid in cash                            $  18,598   $  34,546   $     121,622
                                                   ==========  ==========  ==============

            See independent auditors' report and notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2002 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended December 31, 2002, the Company funded its disbursements using loans from an officer and proceeds from common stock subscription (see note 5).

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

                        See independent auditors' report

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the year ended December 31, 2002 and 2001.

2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and was payable in quarterly installments of $11,602, final payment due in January 2002. Several payments have not been made and the Company is renegotiating the payment terms. In 2000, the Company entered into a settlement agreement with California EDD, which reduced their claim by $69,075, to $7,600, which was paid in 2001 (see note
     7). Other tax claim repayment schedules have not yet been set.

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2002 are estimated at approximately $960,000 and expire between 2013 and 2022. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $325,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $40,000 during the year ended December 31, 2002.

4.   NOTES PAYABLE

     During the year ended December 31, 2002, the Company converted its loan of $10,000 to PIL S.A. (see note 8) into common stock. During the year 2002, the Company also obtained a new loan of $20,000 with a third party. The new loan bears interest at 10% and is due on demand.

     Notes payable to minority shareholders amounted to $30,000 and $50,000 at December 31, 2002 and 2001, respectively. These notes bear interest at 10% and are due on demand.

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

     In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class "A" warrants and 1,458,005 class "B" warrants. The class "A" warrants allowed the purchase of a share of common stock at an exercise price of $2.50 per share. The "A" warrants expired in June 2000 and none were exercised. The class "B" warrants allowed the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrants expired in June 2002.

                        See independent auditors' report

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for accrued compensation, and in June 2002, the Company issued an additional 187,491 shares of common stock.

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. 50,000 shares for an additional subscription of $9,978 received were not yet issued at December 31, 2002. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. The 50,000 shares were not yet issued at December 31, 2002. Both the $10,000 and the $9,978 were classified as common stock subscription deposit.

     In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

     In December 2002, the Company accrued $14,873 of management compensation. The corresponding 148,725 shares of common stock were not yet issued at December 31, 2002.

6.   RELATED PARTY

     An officer of the Company advanced $28,215 to the Company during the year ended December 31, 2002 and $89,250 during the year ended December 31, 2001. The Company repaid $57,890 and $127,971 during the years ended December 31, 2002 and 2001, respectively. Shares of common stock were issued to this officer in 2000 for partial repayment of advances (see note
     5). These advances bear interest at 10% and have no maturity date. The balance of advances is $103,080 and $132,755 at December 31, 2002 and 2001, respectively.

     In accordance with the modified joint plan of reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation has been made through issuance of common stock in 2001 and 2002 (see note
     5). Management compensation amounted to $27,623 and $6,000 for the years ended December 31, 2002 and 2001, respectively.

                        See independent auditors' report

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

8.   PROPOSED ACQUISITION

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. Total capital to be brought to the Company amounted to $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $259,848 between October 2002 and December 2002, the last payment of $9,978 having been received in August 2002. The agreement has not been terminated by either party, and new terms are still being negotiated.




















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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                        Age               Position

Mark Scharmann                    44                President/Director
Dan Price                         48                Vice President/Director
David Knudson                     43                Secretary/Treasurer/Director

     Mark Scharmann. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. In 1996, Royal Oak Resources completed and acquisition and in connection therewith changed its name to Hitcom Corporation. Mr. Scharmann was the President of Norvex, Inc., a blank check company which completed an acquisition and in connection therewith, changed its name to Capital Title. Mr. Scharmann is a promoter of Nightingale, Inc., a publicly-held corporation blank check company. He has also been an officer and director of several other blind pool companies.

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

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
Annual Compensation
-------------------               Commissions                 Restrict
                                      and      Other Annual    Stock    Options/
Name and Principal                  Bonuses    Compensation    Awards     SAR's
    Position         Year  Salary    ($)          ($)           ($)        (#)
-------------------  ----  ------ -----------  ------------  ---------- --------

Mark Scharmann (1)   2002   -0-       -0-          -0-       $ 5,932.50    -0-
President            2001   -0-       -0-          -0-       $   899       -0-
                     2000   -0-       -0-          -0-       $22,450       -0-

      (1) A total of 35,316 shares were issued to Mr. Scharmann in 2002 for services rendered in the amount of $3,531.60. As of December 31, 2002, an additional 33,000 shares were due to Mr. Scharmann for services rendered in 2002 in the amount of $3,300.

Stock Options

     The following table sets forth certain information concerning stock options granted during fiscal 2002 to the named executive officers.

             Options Grants in the Year Ended December 31, 2002
--------------------------------------------------------------------------------
                                     Percentage
                Number of            of Total            Exercise or
                Securities           Options Granted to  Base Price
                Underlying           Employees in        Per Share    Expiration
Name            Options Granted (#)  Fiscal Year         ($)          Date
--------------  -------------------  ------------------  -----------  ----------
Mark Scharmann          -0-                  -0-             N/A         N/A

     The following table sets forth information concerning the number and value of options held at December 31, 2002 by each of the named executive officers. No options held by such executive officers were exercised during 2002.

                       Option Values at December 31, 2002
--------------------------------------------------------------------------------
                Number of Unexercised      Value of Unexercised
                Options at                 In-the-Money Options
                December 31, 2002 (#)      At December 31, 2002($)
                -------------------------  -------------------------
Name            Exercisable  Unexercisabe  Exercisabe  Unexercisable
--------------  -----------  ------------  ----------  -------------
Mark Scharmann      -0-          -0-          N/A          N/A

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

     For the year ended December 31, 2002 the Company compensated its officers as follows:

Name              Compensation            Shares Issued     Shares to be Issued

Mark Scharmann    $ 5,932.50                 26,325                33,000
Dan Price             502.50                      0                 5,025
David Knudson     $21,187.50                101,175               110,700

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 31, 2003 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                             Amount and
and Address                                       Nature of       Percent of
of Beneficial                                    Beneficial        Class(1)
Owner                                             Ownership       Ownership
-------------------------------------------------------------------------------

Mark Scharmann(1)                                 6,078,686         48.30%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                                         33,250          0.30%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson(1)                                  1,189,393          9.4%
1661 Lakeview Circle
Ogden, UT 84403

PIL S.A.                                          1,250,000          9.92%
8 Rue Neuve Du Molard
Geneva Switzerland 1204

All Officers and Directors                        7,301,329          58%
as a Group (3 Persons)
-------------------------------------------------------------------------------
Total Shares Issued                              12,595,000         100%
-------------------------------------------------------------------------------

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

     During 2001, Troika Capital loaned $89,250 to the Company. The Company repaid $127,971. during 2001. Such loan is due on demand and bears interest at the rate of 10% per annum

     During 2002, Troika Capital loaned $28,215 to the Company. The Company repaid $57,890 in 2002. Such loan is due on demand and bears interest at the rate of 10% per annum.

     The Company's officers and directors were issued shares of the Company's common stock for services rendered during the last three years in the following amounts:

                                        Shares Issued
Year        Officer                      or Accrued       Value of Services
----        -------                     -------------     -----------------
2002        Mark A. Scharmann               59,325          $ 5,937.50
2002        Dan Price                         -0-           $      -0-
2002        David Knudson                  211,875          $21,187.50
2001        Mark A. Scharmann                8,991          $   899.10
2001        Dan Price                         -0-           $      -0-
2001        David Knudson                   51,000          $    5,100
2000        Mark A. Scharmann              262,750          $   26,275
2000        Dan Price                         -0-           $      -0-
2000        David Knudson                  413,226          $   41,323
1999        Mark A. Scharmann              198,000          $   19,800
1999        Dan Price                         -0-           $      -0-
1999        David Knudson                  447,000          $   44,700
1998        Mark A. Scharmann              140,250          $   14,025
1998        Dan Price                       32,250          $    3,250
1998        David Knudson                  173,325          $   17,333

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

     B. The Company filed no Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this Annual Report on Form 10-KSB was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaulation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that all information required to be disclosed by Pacific Alliance Corporation reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issued and instances of fraud, if any, within the company have been detected. Subsequent to the date of the most recent evaluation of Pacific Alliance Corporation's internal controls, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Exhibits to Form 10-KSB
                                                                  Sequentially
        Exhibit                                                     Numbered
        Number    Exhibit                                            Page
        -------   -------                                         ------------

         3.1      Amended and Restated Articles of Incorporation      (1)

         3.2      Bylaws                                              (1)

        21.1      Subsidiaries of Registrant                           None

        99.1      Certification Re: Section 906                        39

        99.2      Certification Re: Section 906                        40


        (1) Previously Filed

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pacific Alliance Corporation


Date: April 3, 2003                    By: /s/Mark A. Scharmann
                                           President/Principal Executive Officer


Date: April 3, 2003                    By: /s/ David Knudson
                                           Secretary/Treasurer
                                           Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Capacity                         Date
---------                      --------                         ----
/s/ Mark A. Scharmann          President/Director               April 7, 2003


/s/ Dan Price                  Vice President/Director          April 4, 2003


/s/ David Knudson              Secretary/Treasurer              April 7, 2003
                               Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Scharmann certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific Alliance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 7, 2003


/s/ Mark A. Scharmann
President
Principal Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Knudson certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific Alliance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 7, 2003


/s/ David Knudson
Chief Financial Officer