Form 10QSB
period 2003-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2003-05-15
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2003

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

Common Stock outstanding at May 14, 2003 - 12,595,000 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.


                      For the Quarter ended March 31, 2003

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Balance Sheets--March 31, 2003 and December 31, 2002               4

            Statements of Operations--for the three months
            ended March 31, 2003 and March 31, 2002                            5

            Statement of Stockholders' Deficit                                 6

            Statements of Cash Flows--for the three months
            ended March 31, 2003 and March 31, 2002                            7

            Notes to Financial Statements                                 8 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Controls and Procedures                                               17

                           PART II - OTHER INFORMATION
                                                                            Page
                                                                            ----
Item 1.     Legal Proceedings                                                 18
Item 2.     Changes in the Securities                                         18
Item 3.     Defaults Upon Senior Securities                                   18
Item 4.     Results of Votes of Security Holders                              18
Item 5.     Other Information                                                 18
Item 6(a).  Exhibits                                                          18
Item 6(b).  Reports on Form 8-K                                               18

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of March 31, 2003 and December 31, 2002, and the statements of operations and cash flows for the three months ended March 31, 2003 and 2002 and the period from inception of the development stage (December 21, 1995) through March 31, 2003, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through March 31, 2003. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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




Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 7, 2003

                     PACIFIC ALLIANCE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                ASSETS

                                                        March 31    December 31,
                                                          2003         2002
                                                      ------------  ------------
CURRENT ASSETS
  Cash                                                $         -   $       869
  Prepaid expenses                                              -           500
                                                      ------------  ------------
          TOTAL ASSETS                                $         -   $     1,369
                                                      ============  ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                      $     3,911   $         -
  Accrued interest                                         31,074        23,599
  Other accrued expenses                                    6,450        10,450
  Advance from officer, note 6                            112,280       103,080
  Current portion of tax liabilities, note 2               92,398        92,398
  Notes payable, note 4                                    50,000        50,000
                                                      ------------  ------------
          TOTAL CURRENT LIABILITIES                       296,113       279,527

LONG TERM LIABILITIES
  Tax liabilities, note 2                                  59,621        59,621
  Management compensation liability, note 5                14,873        14,873
  Common stock subscription deposit, note 5                19,978        19,978
                                                      ------------  ------------
          TOTAL LIABILITIES                               390,585       373,999
                                                      ------------  ------------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
   30,000,000 shares authorized, 12,595,000 and
   10,970,009 shares issued and outstanding, note 5       425,828       425,828
  Additional paid in capital                            2,509,385     2,509,385
  Accumulated deficit prior to the development stage   (2,632,447)   (2,632,447)
  Accumulated deficit during the development stage       (693,351)     (675,396)
                                                      ------------  ------------
          TOTAL STOCKHOLDERS' DEFICIT                    (390,585)     (372,630)
                                                      ------------  ------------
            TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIT                    $         -   $     1,369
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                  From Inception
                                                                     of the
                                                                   Development
                                      Three           Three           Stage,
                                      Months          Months       December 21,
                                      ended           ended       1995, Through
                                  March 31, 2003  March 31, 2002  March 31, 2003
                                  --------------  --------------  --------------

SALES                             $           -   $           -   $           -

GROSS MARGIN                                  -               -               -

OPERATING EXPENSES                            -               -               -

OTHER INCOME (EXPENSES)
  Professional fees                      (6,000)         (4,500)       (203,740)
  Management compensation
   note 5                                     -               -        (200,302)
  Office expenses, note 6                (1,500)        (28,500)        (36,400)
  Other expenses                         (2,479)         (1,332)        (38,874)
  Taxes                                       -               -         (26,000)
  Interest exense                        (7,976)         (6,477)       (165,965)
  Loss on investments                         -               -          (6,844)
  Reorganization fees             $           -   $           -   $     (84,301)
                                  --------------  --------------  --------------
        LOSS BEFORE
         EXTRAORDINARY ITEM             (17,955)        (40,809)       (762,426)

EXTRAORDINARY ITEM
  Gain on forgiveness of tax
   debt, note 7                               -               -          69,075
                                  --------------  --------------  --------------
           NET LOSS               $     (17,955)  $     (40,809)  $    (693,351)
                                  ==============  ==============  ==============

BASIC NET LOSS PER SHARE
  Loss before extraordinary item  $       (0.00)  $       (0.00)
  Extraordinary item                          -               -
                                  --------------  --------------
           NET LOSS               $       (0.00)  $       (0.00)
                                  ==============  ==============
WEIGHTED AVERAGE
  NUMBER OF SHARES                   12,595,000      11,855,009
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                         Accumulated  Accumulated
                                                   Shares of                Additional  Deficit Prior Deficit After
                                                    Common       Common       Paid-in    to December   December
                                                     Stock        Stock       Capital     21, 1995     21, 1995       Total
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 21, 1995                       12,594,422  $   415,500  $   471,500  $(2,632,447) $         -  $(1,745,447)
Reverse split 1-for-6, note 5                     (10,495,297)           -            -            -            -            -
Conversion of trade accounts payable, note 5        1,458,005        1,458    1,456,547            -            -    1,458,005
Issuance of common stock, note 5                    5,216,000        5,216       20,864            -            -       26,080
Issuance of common stock for IRS claim reduction,
  note 5                                               80,078           80       79,998            -            -       80,078
Issuance of common stock, note 5                    2,116,801        2,117      194,563            -            -      196,680
Activity from December 21, 1995 through
  December 31, 2001                                         -            -            -            -     (543,186)    (543,186)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2001                       10,970,009      424,371    2,223,472   (2,632,447)    (543,186)    (527,790)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Issuance of common stock, note 5                    1,250,000        1,250      248,621            -            -      249,871
Issuance of common stock for consulting service,
  note 5                                              187,500          188       18,562            -            -       18,750
Conversion of management compensation liability,
  note 5                                              187,491           19       18,730            -            -       18,749
Net loss                                                    -            -            -            -     (132,210)    (132,210)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2002                       12,595,000      425,828    2,509,385   (2,632,447)    (675,396)    (372,630)
Net loss                                                    -            -            -            -      (17,955)     (17,955)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance at March 31, 2003                          12,595,000  $   425,828  $ 2,509,385  $(2,632,447) $  (693,351) $  (390,585)
                                                  ===========  ===========  ===========  ===========  ===========  ===========


                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                             From Inception
                                                                                 of the
                                                                               Development
                                                                                  Stage,
                                             Three months     Three months    December 21,
                                                 ended            ended       1995, Through
                                            March 31, 2003   March 31, 2002  March 31, 2003
                                            --------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $      (17,955)  $      (40,809) $     (693,351)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   loss on investments                                   -                -           6,844
   Gain on forgiveness on tax debt                       -                -         (69,075)
   Change in assets and liabilities
    Decrease in prepaid expense                        500                -               -
    Decrease in accounts receivable                      -                -          95,841
    Increase in accrued expenses                     3,475           34,044          85,121
    Increase in management compensation
     liability                                           -                -         200,303
    Decrease in tax liabilities                          -             (135)        (79,525)
                                            --------------   --------------  --------------
     NET CASH USED IN OPERATING ACTIVITIES:
                                                   (13,980)          (6,900)       (453,842)
                                            --------------   --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                -                -         (30,180)
  Proceeds from sale of investments                      -                -          23,336
                                            --------------   --------------  --------------
     NET CASH USED IN
       INVESTING ACTIVITIES                              -                -          (6,844)
                                            --------------   --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                     3,911                -           1,325
  Proceeds from notes payable                            -                -         110,000
  Repayment of notes payable                             -                -         (50,000)
  Advance from (to) officer                          9,200          (23,117)        392,708
  Repayment of advance to officer                        -                -        (278,196)
  Proceeds from issuance of common stock                 -           30,000          25,000
  Proceeds from common stock subscription                -                -         259,849
                                            --------------   --------------  --------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                         13,111            6,883         460,686
                                            --------------   --------------  --------------
      NET INCREASE (DECREASE)  IN CASH                (869)             (17)              -

CASH AT BEGINNING OF PERIOD                            869               88               -
                                            --------------   --------------  --------------
CASH AT END OF PERIOD                       $            -   $           71  $            -
                                            ==============   ==============  ==============
Supplementary disclosures:
  Interest paid in cash                     $          500   $          933  $      122,122
                                            ==============   ==============  ==============

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

     In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 5). The IRS portion of tax liabilities is payable in cash by quarterly installments (see note 2). Repayment of other taxes is still being negotiated.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 2003 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended March 31, 2003, the Company funded its disbursements using loans from an officer.

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


                           Prepared without audit.
                  See independent accountants' review report

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2003 and 2002.

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

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at March 31, 2003 are estimated at approximately $980,000 and expire between 2013 and 2023. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

4.   NOTES PAYABLE

     Notes payable to minority shareholders amounted to $50,000 at March 31, 2003 and December 31, 2002. These notes bear interest at 10% and are due on demand.

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

                           Prepared without audit.
                  See independent accountants' review report

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

5.   COMMON STOCK AND WARRANTS (Continued)

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

     In December 2002, the Company accrued $14,873 of management compensation. The corresponding 148,725 shares of common stock were not yet issued at March 31, 2003.

6.   RELATED PARTY

     An officer of the Company advanced $9,200 to the Company during the quarter ended March 31, 2003. The Company repaid an officer $23,117 during the quarter ended March 31, 2002. These advances bear interest at 10% and have no maturity date. The balance of advances was $112,280 at March 31, 2003 and $103,080 at December 31, 2002.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges are retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $1,500 and $28,500 were recorded as expense during the three months ended March 31, 2003 and 2002, respectively.

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

                           Prepared without audit.
                  See independent accountants' review report

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003



8.   PROPOSED ACQUISITION

     In October 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. Total capital to be brought to the Company amounted to $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $259,848 between October 2002 and December 2002, the last payment of $9,978 having been received in August 2002. The agreement has not been terminated by either party, and new terms are still being negotiated.































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

     2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999, 2000, 2001 and 2002.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of March 31, 2003.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of March 31, 2003.

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

     9. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002, and all required Forms
10-QSB for 1999, 2000, 2001 and 2002 calendar years.

Financial Condition

     Total assets at March 31, 2003 were $0. As of December 31, 2002, the Company had assets of $1,369 and liabilities $373,999.

     The Company's total liabilities as of March 31, 2003 were $390,585. The Company's liabilities include $19,978 attributed to a common stock subscription agreement.

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

     The Company had a net loss of $17,955 for the three months ended March 31, 2003. This compares to a net loss of $40,809 for the three months ended March 31, 2002.

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

Proposed Change of Control

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company's capital and bring in new majority shareholders. At March 31, 2002, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In June 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company's common stock. As of December 31, 2002 this conversion had not been effected. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. The shares subscribed for had not been issue as of March 31, 2003.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2003.

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


Dated:   May 14, 2003              PACIFIC ALLIANCE CORPORATION



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

Date:  May 14, 2003

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

Date:   May 14, 2003

/s/ David Knudson
Principal Financial Officer