Form 10QSB
period 2003-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2003-08-14
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         For the quarter ended June 30, 2003

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-78910-C


                            PACIFIC ALLIANCE CORPORATION
             (Name of Small Business Issuer as specified in its charter)

               Delaware                               87-044584-9
      ------------------------------                ------------------
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

Common Stock outstanding at August 13, 2003 - 12,595,000 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                         PACIFIC ALLIANCE CORPORATION.


                      For the Quarter ended June 30, 2003

      The   following   financial   statements   and  schedules  of  the
      registrant are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB

Item 1. Financial Statements:

            Balance Sheets--June 30, 2003 and December 31, 2002               4

            Statements of Operations--for the three months and six months
            ended June 30, 2003 and June 30, 2002                             5

            Statement of Stockholders' Deficit                                6

            Statements of Cash Flows--for the three months and six months
            ended June 30, 2003 and June 30, 2002                             7

            Notes to Financial Statements                                8 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            12

Item 3. Controls and Procedures                                              17

                          PART II - OTHER INFORMATION
                                                                            Page

Item 1.     Legal Proceedings                                                18
Item 2.     Changes in the Securities                                        18
Item 3.     Defaults Upon Senior Securities                                  18
Item 4.     Results of Votes of Security Holders                             18
Item 5.     Other Information                                                18
Item 6(a).  Exhibits                                                         18
Item 6(b).  Reports on Form 8-K                                              18

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of June 30, 2003 and December 31, 2002, the statements of operations for the three months and six months ended June 30, 2003 and 2002 and the period from inception of the development stage (December 21, 1995) through June 30, 2003, the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through June 30, 2003, and the statements of cash flows for the six months ended June 30, 2003 and 2002 and the period from inception of the development stage (December 21,1995) through June 30, 2003. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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

August 5, 2003

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                ASSETS
                                               June 30,    December 31,
                                                 2003          2002
                                              -----------  -----------
CURRENT ASSETS
  Cash                                        $        -   $      869
  Prepaid expenses                                     -          500
                                              -----------  -----------

      TOTAL ASSETS                            $        -   $    1,369
                                              ===========  ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                              $    4,530   $        -
  Accrued interest                                34,140       23,599
  Other accrued expenses                          12,706       10,450
  Notes payable, note 4                           50,000       50,000
  Advance from officer, note 6                   134,380      103,080
  Current portion of tax liabilities, note 2      92,398       92,398
                                              -----------  -----------

     TOTAL CURRENT LIABILITIES                   328,154      279,527

LONG TERM LIABILITIES
  Management compensation liability, note 5       14,873       14,873
  Tax liabilities, note 2                         59,621       59,621
  Common stock subscription deposit, note 5       19,978       19,978
                                              -----------  -----------

     TOTAL LIABILITIES                           422,626      373,999
                                              -----------  -----------
STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 12,595,000
    shares issued and outstanding, note 5        425,828      425,828
  Additional paid in capital                   2,509,385    2,509,385
  Accumulated deficit prior to the
   development stage                          (2,632,447)  (2,632,447)
  Accumulated deficit during the development
   stage                                        (725,392)    (675,396)
                                              -----------  -----------

     TOTAL STOCKHOLDERS' DEFICIT                (422,626)    (372,630)
                                              -----------  -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                 $        -   $    1,369
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

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                                                              From
                                                                                            Inception
                                                                                              of the
                                                                                            Development
                                  Three           Six          Three          Six         Stage, December
                                  Months         Months        Months         Months         21, 1995,
                                  ended          ended         ended          ended          Through
                              June 30, 2003  June 30, 2003  June 30, 2002  June 30, 2002   June 30, 2003
                              -------------- -------------- -------------- -------------- ---------------
SALES                         $           -  $           -  $           -  $           -  $            -

GROSS MARGIN                              -              -              -              -               -

OPERATING EXPENSES                        -              -              -              -               -

OTHER INCOME (EXPENSES)
  Professional fees                 (17,465)       (23,465)        (5,495)        (9,995)       (221,205)
  Management compensation,
    note 5                                -              -        (12,750)       (12,750)       (200,302)
  Office expenses                    (1,500)        (3,000)        (1,500)       (30,000)        (37,900)
  Other expenses                     (6,509)        (8,988)        (4,095)        (5,427)        (45,383)
  Taxes                                   -              -              -              -         (26,000)
  Interest expense                   (6,567)       (14,543)        (5,027)       (11,504)       (172,532)
  Gain (loss) on investments                                                                      (6,844)
  Reorganization fees                     -              -              -              -         (84,301)
                              -------------- -------------- -------------- -------------- ---------------
     LOSS BEFORE
       EXTRAORDINARY ITEM           (32,041)       (49,996)       (28,867)       (69,676)       (794,467)

EXTRAORDINARY ITEM
  Gain on forgiveness of tax
       debt, note 7                       -              -              -              -          69,075
                              -------------- -------------- -------------- -------------- ---------------
      NET LOSS                      (32,041)       (49,996)       (28,867)       (69,676)       (725,392)
                              ============== ============== ============== ============== ===============
BASIC AND DILUTED NET
  LOSS PER SHARES             $       (0.00) $       (0.00) $       (0.00) $       (0.01)
                              ============== ============== ============== ==============
WEIGHTED AVERAGE
  NUMBER OF SHARES
                                 12,795,000     12,795,000     12,149,129     12,002,881
                              ============== ============== ============== ==============

                           Prepared without audit.
                See independent accountants' review report and
                        notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                             Accumulated  Accumulated
                                                               Deficit      Deficit
                           Shares of             Additional    Prior to      After
                            Common      Common     Paid-in     December     December
                            Stock       Stock      Capital     21, 1995     21, 1995     Total
                          ------------ --------- ----------- ------------ ----------- ------------
Balance at
  December 21, 1995        12,594,422  $415,500  $  471,500  $(2,632,447) $        -  $(1,745,447)
Reverse split 1-for-6,
  note 5                  (10,495,297)        -           -            -           -            -
Conversion of trade
  accounts payable,
  note 5                    1,458,005     1,458   1,456,547            -           -    1,458,005
Issuance of common
  stock for IRS claim
  reduction, note 5            80,078     7,333     215,427            -           -      222,760
Issuance of
  common stock, note 5      7,332,801        80      79,998            -           -       80,078
Activity from
  December 21, 1995
  through December
  31, 2001                          -         -           -            -    (543,186)    (543,186)
                          ------------ --------- ----------- ------------ ----------- ------------
Balance at
  December 31, 2001        10,970,009   424,371   2,223,472   (2,632,447)   (543,186)    (527,790)

Issuance of common
  stock, note 5             1,250,000     1,250     248,621            -           -      249,871
Conversion of  management
  compensation liability,
  note 5                      187,491        19      18,730            -           -       18,749
Net loss                            -         -           -            -     (69,676)     (69,676)
                          ------------ --------- ----------- ------------ ----------- ------------
Balance at
  June 30, 2002            12,407,500   425,640   2,490,823   (2,632,447)   (612,862)    (328,846)

Issuance of common
  stock for consulting
  service, note 5             187,500       188      18,562            -           -       18,750
Net loss                            -         -           -            -     (62,534)     (62,534)
                          ------------ --------- ----------- ------------ ----------- ------------
Balance at
  December 31, 2002        12,595,000   425,828   2,509,385   (2,632,447)   (675,396)    (372,630)

Net loss                            -         -           -            -     (49,996)     (49,996)
                          ------------ --------- ----------- ------------ ----------- ------------
Balance at
  June 30, 2003            12,595,000  $425,828  $2,509,385  $(2,632,447) $ (725,392) $  (422,626)
                          ============ ========= =========== ============ =========== ============

                           Prepared without audit.
                See independent accountants' review report and
                        notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                                                                                    From Inception
                                                                                        of the
                                                                                      Development
                                                                                         Stage,
                                                     Six months       Six months     December 21,
                                                        ended           ended        1995, Through
                                                    June 30, 2003   June 30, 2002    June 30, 2003
                                                    -------------   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $    (49,996)   $    (69,676)    $   (725,392)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   (Gain) loss on investments                                  -               -            6,844
   Gain on forgiveness on tax debt                             -               -          (69,075)
   Change in assets and liabilities
     Decrease in accounts receivable                           -               -           95,841
     Decrease in prepaid expenses                            500               -                -
     Increase (decrease) in accrued expenses              12,797          12,257           94,443
     Increase in management compensation liability             -          12,750          200,303
     Decrease in tax liabilities                               -            (135)         (79,525)
                                                    -------------   -------------    -------------
     NET CASH USED IN OPERATING ACTIVITIES:              (36,699)        (44,804)        (476,561)
                                                    -------------   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                      -               -          (30,180)
  Proceeds from sale of investments                            -               -           23,336
                                                    -------------   -------------    -------------
     NET CASH USED IN
       INVESTING ACTIVITIES                                    -               -           (6,844)
                                                    -------------   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                           4,530             628            1,944
  Proceeds from notes payable                                  -               -          110,000
  Advance from officer                                    31,300               -          414,808
  Repayment of note payable                                    -         (20,000)         (50,000)
  Repayment of advance to officer                              -         (35,885)        (278,196)
  Proceeds from common stock subscription                                 99,973          259,849
  Proceeds from issuance of common stock                       -               -           25,000
                                                    -------------   -------------    -------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                               35,830          44,716          483,405
                                                    -------------   -------------    -------------
      NET DECREASE IN CASH                                  (869)            (88)               -

CASH AT BEGINNING OF PERIOD                                  869              88                -
                                                    -------------   -------------    -------------
CASH AT END OF PERIOD                               $          -    $          -     $          -
                                                    =============   =============    =============
Supplementary disclosures:
  Interest paid in cash                             $      4,002    $     13,909     $    125,624
                                                    =============   =============    =============

                           Prepared without audit.
                See independent accountants' review report and
                        notes to financial statements.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2003


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 2003 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended June 30, 2003, the Company funded its disbursements using proceeds from an officer advance and a bank overdraft (see note 5).

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

     Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

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

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and six months ended June 30, 2003 and 2002.

2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, was payable quarterly, and the final payment was due January 2002. Several payments have not been made, and the Company is currently renegotiating the payment terms. Other tax claim repayment schedules have not yet been set.

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at June 30, 2003 are estimated at approximately $1,000,000 and expire between 2013 and 2023. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

4.   NOTES PAYABLE

     Notes payable to minority shareholders amounted to $50,000 at June 30, 2003 and December 31, 2002, respectively. These notes bear interest at 10% and are due on demand.

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

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2003

5.   COMMON STOCK AND WARRANTS (Continued)

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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensated its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services was made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services was valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for accrued management compensation and during the three months ended September 30, 2002, the Company issued an additional 187,491 shares of common stock.

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. 50,000 shares for an additional subscription of $9,978 received were not yet issued at June 30, 2003. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. The 50,000 shares were not yet issued at June 30, 2003. Both the $10,000 and the $9,978 were classified as common stock subscription deposit.

     In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

     In December 2002, the Company accrued $14,873 of management compensation. The corresponding 148,725 shares of common stock were not yet issued at June 30, 2003.

6.   RELATED PARTY MATTERS

     An officer of the Company advanced $31,300 to the Company during the six months ended June 30, 2003. The Company repaid an officer advance $35,885 during the six months ended June 30, 2002. These advances bear interest at 10% and have no maturity date. The outstanding balance of this advance was $134,380 at June 30, 2003 and 103,080 at December 31, 2002.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges are retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $3,000 was recorded as expense during the six months ended June 30, 2003.

                           Prepared without audit.
                 See independent accountants' review report.

                         PACIFIC ALLIANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2003


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


8.   PROPOSED ACQUISITION

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. Total capital to be brought to the Company amounted to $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $259,848 between October 2001 and December 2002, and $10,000 in loan to be converted into shares of common stock. The agreement has not been terminated by either party, and new terms are still being negotiated.








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

        2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999, 2000, 2001 and 2002.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of June 30, 2003.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of June 30, 2003.

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

     9. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002, and all required Forms
10-QSB for 1999, 2000, 2001, 2002 and 2003 calendar years.

Financial Condition

     Total assets at June 30, 2003 were $0. As of December 31, 2002, the Company had assets of $1,369 and liabilities $373,999.

     The Company's total liabilities as of June 30, 2003 were $422,626. The Company's liabilities include $19,978 attributed to a common stock subscription agreement.

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

     The Company had a net loss of $32,041 for the three months ended June 30, 2003. This compares to a net loss of $28,867 for the three months ended June 30, 2002. The Company had a net loss of $49,996 for the six months ended June 30, 2003 compared to a net loss of $69,676 for the six months ended June 30, 2002.

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

Proposed Change of Control

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company's capital and bring in new majority shareholders. At June 30, 2002, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In June 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company's common stock. As of June 30, 2003 this conversion had not been effected. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. The shares subscribed for had not been issue as of June 30, 2003.

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

                            PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 2003.

Item 5.       Other Information.

Item 6(a).    Exhibits.  31.1  Certificate of Chief Executive Officer
                         32.1  Certificate of Chief Financial Officer

Item 6(b).    Reports on Form 8-K.  None.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 13, 2003         PACIFIC ALLIANCE CORPORATION .



                                 By /s/  Mark A. Scharmann
                                         President/Principal Executive Officer



                                 By /s/  David Knudson
                                         Principal Financial Officer