Form 10QSB
period 2003-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2003-12-11
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2003

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

Common Stock outstanding at December 8, 2003 - 12,595,000 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.


                    For the Quarter ended September 30, 2003

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Independent Accountants' Review Report                             3

            Balance Sheets                                                     4

            Statements of Operations                                           5

            Statement of Stockholders' Deficit6

            Statements of Cash Flows                                           7

            Notes to Financial Statements                                 8 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Controls and Procedures                                               17

                           PART II - OTHER INFORMATION
                                                                            Page

Item 1. Legal Proceedings                                                     18
Item 2. Changes in the Securities                                             18
Item 3. Defaults Upon Senior Securities                                       18
Item 4. Results of Votes of Security Holders                                  18
Item 5. Other Information                                                     18
Item 6(a).  Exhibits                                                          18
Item 6(b).  Reports on Form 8-K                                               18

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of September 30, 2003 and December 31, 2002, and the statements of operations for the three months and nine months ended September 30, 2003 and 2002 and the period from inception of the development stage (December 21, 1995) through September 30, 2003, the statements of cash flows for the nine months ended September 30, 2003 and 2002 and the period from inception of the development stage (December 21, 1995) through September 30, 2003, and the statements of stockholders' deficit for the period from inception of the development stage (December 21, 1995) through September 30, 2003. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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

December 1, 2003

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                 September 30,    December 31,
                                                     2003            2002
                                                 -------------    ------------

CURRENT ASSETS

  Cash                                           $        879     $       869
  Prepaid expenses                                        500             500
                                                 -------------    ------------

      TOTAL ASSETS                               $      1,379     $     1,369
                                                 =============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accrued interest                                $    38,714     $    23,599
  Other accrued expenses                               11,706          10,450
  Advance from officer, note 6                        155,130         103,080
  Current portion of tax liabilities, note 2           92,398          92,398
  Notes payable, note 4                                50,000          50,000
                                                 -------------    ------------

     TOTAL CURRENT LIABILITIES                        347,948         279,527
                                                 -------------    ------------

LONG TERM LIABILITIES
  Tax liabilities, note 2                              59,621          59,621
  Management compensation liability, officers,
   note 5                                              38,422          14,873
  Common stock subscription deposit, note 5            19,978          19,978
                                                 -------------    ------------

     TOTAL LIABILITIES                                465,969         373,999
                                                 -------------    ------------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 12,595,000
    shares issued and outstanding, note 5             425,828         425,828
  Additional paid in capital                        2,509,385       2,509,385
  Accumulated deficit prior to the development
    stage                                          (2,632,447)     (2,632,447)
  Accumulated deficit during the development
    stage                                            (767,356)       (675,396)
                                                 -------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT                     (464,590)       (372,630)
                                                 -------------    ------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                    $      1,379     $     1,369
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                             From Inception
                                                                                                                 of the
                                                                                                              Development
                                   Three              Nine                Three                Nine              Stage,
                                   Months            Months              Months               Months       December 21, 1995
                                   ended             ended                ended               ended             Through
                               Sept. 30, 2003    Sept. 30, 2003      Sept. 30, 2002       Sept. 30, 2002   September 30, 2003
                              -----------------  ---------------   --------------------   ---------------  -------------------
SALES                         $              -   $            -    $                 -    $            -   $                -
GROSS MARGIN                                 -                -                      -                 -                    -
OPERATING EXPENSES                           -                -                      -                 -                    -

OTHER INCOME (EXPENSES)
  Professional fees                    (8,000)         (31,465)               (22,066)          (32,061)            (229,205)
  Management compensation,
    note 5                            (23,549)         (23,549)                      -          (12,750)            (223,851)
  Office expenses                      (1,500)          (4,500)                (1,500)          (31,500)             (39,400)
  Other expenses                       (3,840)         (12,828)                (5,221)          (10,648)             (49,223)
  Taxes                                      -                -                      -                 -             (26,000)
  Interest expense                     (5,075)         (19,618)                (5,547)          (17,051)            (177,607)
  Gain (loss) on investments                 -                -                      -                 -              (6,844)
  Reorganization Fees                        -                -                      -                 -             (84,301)
                              -----------------  ---------------   --------------------   ---------------  -------------------
   LOSS BEFORE
     EXTRAORDINARY ITEM               (41,964)         (91,960)               (34,334)         (104,010)            (836,431)
Extraordinary Item
  Gain on forgiveness of tax
    debt, note, 7                            -                -                      -                 -              69,075
                              -----------------  ---------------   --------------------   ---------------  -------------------
    NET LOSS                  $       (41,964)   $     (91,960)    $          (34,334)    $    (104,010)   $        (767,356)
                              =================  ===============   ====================   ===============  ===================
BASIC NET LOSS PER SHARE
  Loss before extraordinary
    item                      $         (0.00)   $       (0.00)    $            (0.00)    $       (0.00)
  Extraordinary item                    (0.00)           (0.00)                 (0.00)            (0.00)
                              -----------------  ---------------   --------------------   ---------------
    NET LOSS                  $         (0.00)   $       (0.00)    $            (0.00)    $       (0.00)
                              =================  ===============   ====================   ===============
WEIGHTED AVERAGE
  NUMBER OF SHARES                  12,595,000       12,595,000             12,648,125        12,220,326
                              =================  ===============   ====================   ===============

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                          Accumulated     Accumulated
                                   Shares of                Additional   Deficit Prior   Deficit After
                                     Common      Common      Paid-in     to December       December
                                     Stock        Stock      Capital       21, 1995        21, 1995         Total
                                   ----------   ---------   ----------   -------------   -------------   -----------
Balance at December 21, 1995       12,594,422   $ 415,500   $  471,500   $  (2,632,447)   $          -   $(1,745,447)
Reverse split 1-for-6, note 5     (10,495,297)          -            -               -               -             -
Conversion of trade accounts
  payable, note 5                   1,458,005       1,458    1,456,547               -               -     1,458,005
Issuance of common stock,
  note 5                            7,332,801       7,333      215,427               -               -       222,760
Issuance of common stock
  for IRS claim reduction, note 5      80,078          80       79,998               -               -        80,078
Activity from December 21,
  1995 through December 31, 2001            -           -            -               -        (543,186)     (543,186)
                                   ----------   ---------   ----------   -------------   -------------   -----------
Balance at  December 31, 2001      10,970,009     424,371    2,223,472      (2,632,447)       (543,186)     (527,790)
Issuance of common stock, note 5    1,250,000       1,250      248,621               -               -       249,871
Issuance of common stock for
  consulting  services, note 5        187,500         188       18,562               -               -        18,750
Conversion of management
  compensation liability, note 5      187,491          19       18,730               -               -        18,749
Net loss                                    -           -            -               -        (104,010)     (104,010)
                                   ----------   ---------   ----------   -------------   -------------   -----------
Balance at September 30, 2002      12,595,000     425,828    2,509,385      (2,632,447)       (647,196)     (344,430)

Net loss                                    -           -            -               -         (28,200)      (28,200)
                                   ----------   ---------   ----------   -------------   -------------   -----------
Balance at December 31, 2002       12,595,000     425,828    2,509,385      (2,632,447)       (675,396)     (372,630)

Net loss                                    -           -            -               -         (91,960)      (91,960)
                                   ----------   ---------   ----------   -------------   -------------   -----------
Balance at September 30, 2003      12,595,000   $ 425,828   $2,509,385   $  (2,632,447)  $    (767,356)  $  (464,590)
                                   ==========   =========   ==========   =============   =============   ===========

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                        From Inception
                                                                                           of the
                                                                                         Development
                                                                                            Stage,
                                                   Nine months        Nine months        December 21,
                                                      ended              ended          1995, Through
                                                September 30, 2003 September 30, 2002 September 30, 2003
                                                ------------------ ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $    (91,960)      $   (104,010)      $   (767,356)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     (Gain) loss on investments                              -                  -              6,844
     Gain on forgiveness of tax liabilities                  -                  -            (69,075)
     Change in assets and liabilities
      Increase in prepaid expense                            -                  -               (500)
      Decrease in accounts receivable                        -                  -             95,841
      Increase in accrued expenses                      16,371             17,843             98,017
      Increase in management compensation
       liability                                        23,549             12,750            223,852
      Decrease in tax liabilities                            -               (135)           (79,525)
                                                   ------------      -------------      -------------
        NET CASH USED IN OPERATING ACTIVITIES          (52,040)           (73,552)          (491,902)
                                                   ------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                    -                  -            (30,180)
  Proceeds from sale of investments                          -                  -             23,336
                                                   ------------      -------------      -------------
        NET CASH USED IN INVESTING ACTIVITIES                -                  -             (6,844)
                                                   ------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                             -                  -             (2,586)
  Proceeds from notes payable                                -             20,000            110,000
  Advance from officer                                  52,050                  -            435,558
  Repayment of note payable                                  -            (20,000)           (50,000)
  Repayment of advance to officer                            -            (36,425)          (278,196)
  Proceeds from issuance of common stock                     -                  -             25,000
  Proceeds from common stock subscription                    -            109,951            259,849
                                                   ------------      -------------      -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       52,050             73,526            499,625
                                                   ------------      -------------      -------------
        NET INCREASE IN CASH                                10                (26)               879

CASH AT BEGINNING OF PERIOD                                869                 88                  -
                                                   ------------      -------------      -------------
CASH AT END OF PERIOD                              $       879       $         62       $        879
                                                   ============      =============      =============
Supplementary disclosures:
  Interest paid in cash                            $     4,503       $     16,436       $    126,125
                                                   ============      =============      =============


                            Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 2003 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2003, the Company funded its disbursements using a loan from an officer (see note
     5).

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value.

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2003 and 2002.

2.   TAX LIABILITIES

     The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, was payable quarterly, and the final payment was due January 2002. The Company is currently renegotiating the repayment terms. Other tax claim repayment schedules, for $59,621 have not yet been set.

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at September 30, 2003 are estimated at approximately $1,050,000 and expire between 2013 and 2023. Loss carryforwards are limited in accordance with the rules of change in ownership. No deferred tax benefit is recognized since future profits are indeterminable.

4.   NOTES PAYABLE

     Notes payable to minority shareholders amounted to $50,000, at September 30, 2003 and December 31, 2002, respectively. These notes bear interest at 10% and are due on demand.

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. 50,000 shares for an additional subscription of $9,978 received were not yet issued at September 30, 2003. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. The 50,000 shares were not yet issued at September 30, 2003. Both the $10,000 and the $9,978 were reclassified as common stock subscription deposit.

     In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

     In  September  2003 and  December  2002,  the  Company  accrued  management compensation amounting to $23,549 and $14,873, respectively. The corresponding 384,215 shares of common stock were not yet issued at September 30, 2003.

6.   RELATED PARTY

     An officer of the Company advanced $52,050 to the Company during the nine months ended September 30, 2003. The Company repaid $36,425 of officer advances during the nine months ended September 30, 2002. These advances bear interest at 10% and have no maturity date. The outstanding balance of advances was $155,130 at September 30, 2003 and $103,080 at December 31, 2002.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges are retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $28,500 was recorded as expense during the three months ended March 31, 2002, and $1,500 during each of the three-month periods ended June 30 and September 30, 2002, and March 31, June 30, and September 30, 2003.

                             Prepared without audit.
                  See independent accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

8.   PROPOSED ACQUISITION

     In October 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the Company's capital and bring in new majority shareholders. Total capital to be brought to the Company amounted to $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The various transactions scheduled for completion during the fourth quarter of 2001 have not yet been completed. The Company received $259,848 in stock subscriptions between October 2001 and August 2002, and a $10,000 in loan to be converted into shares of common stock (note 5). The agreement has not been terminated by either party, and new terms are still being negotiated.











                            Prepared without audit.
                   See independent accountants' review report

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Pacific Alliance Corporation (the "Company") is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On September 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement"). The Effective Date of the Plan was September 8, 1997. On February 23, 2000, United States Bankruptcy Judge entered a "Final Decree Order Pursuant to Bankruptcy Code Section 350", and thereby issued a final decree closing the bankruptcy case. The claim by the Internal Revenue Service was not discharged by the Final Decree Order.

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

Chapter 11 Plan of Reorganization

     On September 23, 1995, the Company filed a Petition under Chapter 11 of the U.S. Bankruptcy Code. As of December 1995, the Company had sold most of its assets, reduced its debt and terminated its operations. By that date, there was no trading market in the Company's securities. In 1996, Troika Capital, Inc. ("Troika"), a Utah corporation, agreed to assist the Company in developing a Plan of Reorganization which would provide the Company, its shareholders and creditors with at least a possibility of recouping all or some of their investment in the Company or the debts owed to them by the Company. Troika is a privately-owned Utah corporation which has been involved in various company formations, mergers and financings.

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

     The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was September 8, 1997. Subsequent to the Effective Date of the Plan, the Company filed monthly "Debtor in Possession Interim Statements" and "Debtor in Possession Operating Reports" with the Office of the United States Trustee. On February 23, 2000, the Bankruptcy Court Judge entered a Final Decree Order closing the Bankruptcy case of the Company.

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

     2. The Company completed its audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999, 2000, 2001 and 2002.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of September 30, 2003.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of September 30, 2003.

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

Financial Condition

     Total assets at September 30, 2003 were $1,379. As of December 31, 2002, the Company had assets of $1,369 and liabilities $373,999.

     The Company's total liabilities as of September 30, 2003 were $465,969. The Company's liabilities include $19,978 attributed to a common stock subscription agreement.

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

     The Company had a net loss of $41,964 for the three months ended September 30, 2003. This compares to a net loss of $34,374 for the three months ended September 30, 2002. The Company had a net loss of $91,960 for the nine months ended September 30, 2003 compared to a net loss of $104,010 for the nine months ended September 30, 2002.

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

Other Matters

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company's capital and bring in new majority shareholders. At September 30, 2003, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In September 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company's common stock. As of September 30, 2003 this conversion had not been effected. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. The shares subscribed for had not been issue as of September 30, 2003.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2003.

Item 5.       Other Information.

Item 6(a).    Exhibits. 31.1 Certification of Chief Executive Officer Pursuant
                        to Section 302 of the Sarbanes Oxley Act of 2002.

                        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

                        32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                        31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Item 6(b).    Reports on Form 8-K.  None.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   December 9, 2003        PACIFIC ALLIANCE CORPORATION .



                                 By   /s/ Mark A. Scharmann
                                          President/Principal Executive Officer



                                 By   /s/ David Knudson
                                          Principal Financial Officer