Form 10KSB
period 2003-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2004-04-26
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-78910 -C

                          PACIFIC ALLIANCE CORPORATION
                          ----------------------------
             (Name of Small Business Issuer as specified in its charter)

             Delaware                                         87-044584-9
  -------------------------------                         -------------------
  (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization                          identification No.)
                                1661 Lakeview Circle
                                Ogden, UT 84403
                    (Address of principal executive offices)

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

     The Issuer's revenues for the fiscal year ended December 31, 2003 were -0-.

     As of April 23, 2004, 14,345,000 shares of the Issuer's common stock were issued and outstanding of which 6,793,671 were held by non-affiliates. As of April 21, 2004, there was no active market in the Issuers securities.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               TABLE OF CONTENTS


                                                                            Page
PART I
Item 1.    Description of Business............................................ 2
Item 2.    Properties.........................................................10
Item 3.    Legal Proceedings..................................................10
Item 4.    Submission of Matters to a Vote of Security Holders................10


PART II
Item 5.    Market for the Registrant's Common Stock and Related Security
           Holder Matters.....................................................10
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation...............................................14
Item 7.    Financial Statements...............................................22
Item 8.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................34
Item 8A.   Controls and Procedures............................................34

PART III
Item 9 .   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................34
Item 10.   Executive Compensation.............................................36
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....38
Item 12.   Certain Relationships and Related Party Transactions...............39
Item 13.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K..40
Item 14.   Principal Accounting Fees and Services.............................41


                                    PART I

Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in this Form 10-KSB include information that is forward looking, such as the Company's opportunities to tax obligations, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, certain other risks described in Item 1 and in Item 7 of this Form10-KSB. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Pacific Alliance Corporation (the "Company") is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On June 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement"). The Effective Date of the Plan was June 8, 1997. The Company's current business plan calls for it to locate and acquire an operating company. Currently, we are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate.

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

     2. The Company completed its audited financial statements for the years ended December 31, 1995 through 2003.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of December 31, 2003.

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

     8. The Company prepared and filed Form 10-KSB's for the years ended December 31, 1996 - 2002 and with this Form 10-KSB, for the year ended December 31, 2003.

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

     No Independent Appraisal of Potential Acquisition Candidates. The Company does not anticipate that it will obtain an independent appraisal or valuation of a Target Business. Thus, stockholders of the Company will need to rely primarily upon management to evaluate a prospective Business Combination. However, a Business Combination will not be consummated unless it is approved by the stockholders of the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to the Company's Shareholders for a vote during the last quarter of 2003.

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

Shares Issued Subsequent to Confirmation Date

     As part of the Plan, the Company issued 5,000,000 shares to Troika Capital for $25,000. Subsequent to the Confirmation Date, the Company issued its securities in non-registered transactions pursuant to the exemption provided by
Section 4(2) of the Securities Act. The Company did not pay a commission or any finders fees in connection with such transactions. In addition to the following transactions, we issued shares to management for services (See Item 12 of this Form 10-KSB). The securities issued in such transactions were as follows:

                           Number of
       Issued To             Shares      Date             Consideration
-------------------------  ----------  -------  --------------------------------------
Harold Spector                16,000   5/28/98  Consulting services valued at $80

Workout Specialists, Inc.    200,000   6/29/98  Consulting services valued at $1,000

William M. Hynes, II          80,078   9/30/98  These shares were issued to Mr. Hynes
                                                as payment in full for $80,077.57 in
                                                IRS tax credits transferred to the
                                                Company by Mr. Hynes.

Mark Scharmann               300,000   2/29/00  Repayment of $15,000 loan from
                                                Mark Scharmann

William M. Hynes, II         150,000   5/20/00  Consulting Services valued at  $15,000

Michael Harrop               187,500    8/7/02  Consulting Services valued at $18,750

PIL S.A.                   1,250,000   6/28/02  $249,871

Northcliffe Consulting     1,000,000   2/24/04  Consulting Services valued at $10,000

William M. Hynes, II         250,000   2/24/04  Consulting Services valued at $2,500
-------------------------  ----------  -------  --------------------------------------
Total:                     3,433,578

Shares Issued for Services

     Those persons who have been serving as the Company's officers and directors since 1996 have been issued shares of common stock for services rendered in lieu of cash compensation. Total compensation shares issued to each of the Company's officers and directors is as follows:

      Mark A. Scharmann        753,776
      Dan Price                 37,275
      David Knudson          1,563,241

Holders

     As of April 23, 2004, there were 14,345,000 shares of common stock outstanding and approximately 153 stockholders of record of common stock.

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

Liquidity and Capital Resources

     As of December 31, 2003, the Company had no assets. Therefore, the Company is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of a merger or acquisition. As of December 31, 2003, the Company had total liabilities of $517,218 of which $152,019 was for tax liabilities and $12,500 was for a stock subscription liability.

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

     The auditors' report on the Company's December 31, 2003 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

     The Company has not commenced any active operations since its Confirmation Date and generated no revenue for the year ended December 31, 2003 or the year ended December 31, 2002. The Company had total expenses of $132,210 for the year ended December 31, 2002. For the year ended December 31, 2003, the Company had no revenue and expenses of $144,588. The Company anticipates that it will not generate any revenues until, it acquires or merges with another company.

Critical Accounting Policies

     This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have terminated our previous operations and such operations are treated as discontinued operations for financial statement purposes.

     We anticipate that in the future, the preparation of our financial statements will require management to make estimates and assumptions that will affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management will evaluate its estimates and assumptions, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. We anticipate that management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements following the completion of an acquisition:

     Inventory. The Company will be required to reduce the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

     Income Taxes. In determining the carrying value of the Company's net deferred tax assets, the Company will be required to assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company's Statements of Operations. Management will be required to evaluate the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

     Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We currently have no intangible assets. At such time as we have intangible assets, we will adopt the new rules on accounting for goodwill and other intangible assets, Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     Revenue Recognition. At such time as we have revenues from operations, we will adopt revenue recognitions policies consistent with generally acceptable accounting standards.

     Stock-Based Compensation. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation" -- Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and have adopted the disclosure-only provisions of SFAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Interest Rate Risk

     We currently have debt and will undoubtedly incur debt to finance our operations. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

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

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

     Except for the payment of accrued management compensation, accrued taxes, rent and other payables, all of which are described in the financial statements attached hereto, we have no contractual commitments or obligations.

Inflation

     The Company does not believe that inflation will negatively impact its business plans.

Forward Outlook and Risks

     This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Pacific Alliance are expressly qualified in their entirety by the Cautionary Statements. we disclaim, however, any intent or obligation to update our forward-looking statements.

     Operating History; No Assets; No Present Source of Revenues. We have been inactive since 1995. We intend to attempt to commence active operations in the future by acquiring a Target Business. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no resources and have had no revenues since 1995. In addition, we will not generate any revenues (other than investment income) until, at the earliest, the consummation of a Business Combination. Moreover, there can be no assurance that any Target Business will derive any material revenues from its operations or operate on a profitable basis.

     Possibility of Total Loss of Investment. An investment in the Company, is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

     Absence of Substantive Disclosure Relating to Prospective Business Combinations; Investment in the Company Versus Investment in a Target Business. We have not yet identified a prospective Target Business. Accordingly, investors will have no substantive information concerning consummation of any specific Business Combination in considering a purchase of the Preferred Shares in this offering.

     Seeking to Achieve Public Trading Market through Business Combination. While a prospective Target Business may deem a consummation of a Business Combination with the Company desirable for various reasons, a Business
Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control and the time and expense incurred to comply with various Federal and state securities laws that regulate initial public offerings. Nonetheless, there can be no assurance that there will be an active trading market for the Company's securities following the completion of a Business Combination or, if a market does develop, as to the market price for the Company's securities.

     Uncertain Structure of Business Combination. The structure of a future transaction with a Target Business cannot be determined at the present time and may take, for example, the form of a merger, an exchange of stock or an asset acquisition. We may form one or more subsidiary entities to complete a Business Combination and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade. The structure of a Business Combination or the distribution of securities to stockholders may result in taxation of the Company, the Target Business or stockholders.

     Unspecified Target Business; Unascertainable Risks. We have not selected an acquisition or other Business Combination as of the date of this Form 10-KSB. Accordingly, there is no basis for prospective investors to evaluate the possible merits or risks of the Target Business or the particular sector of the technology industries in which the Company may ultimately operate. To the extent we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although management will endeavor to evaluate the risks inherent in a particular Target Business or industry, there can be no assurance that we will properly ascertain or assess all such risks.

     Probable Lack of Business Diversification. As a result of our limited resources, in all likelihood, we will have the ability to complete only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Our probable lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to a consummation of a Business Combination. There can be no assurance that the Target Business will prove to be commercially viable.

     Conflicts of Interest; Absence of Independent Directors. None of the Company's directors or executive officers are required to commit their full time to the affairs of the Company and it is likely that such persons will not devote a substantial amount of time to the affairs of the Company. Such personnel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs.

     Limited Ability to Evaluate Target Business Management; Possibility That Management Will Change. The role of the present management in the operations of a Target Business of the Company following a Business Combination cannot be stated with certainty. Although we intend to scrutinize closely the management of a prospective Target Business in connection with our evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that our assessment of such management will prove to be correct, especially in light of the possible inexperience of current key personnel of the Company in evaluating certain types of businesses. While it is possible that certain of our directors or executive officers will remain associated in some capacities with the Company following a consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the Target Business acquired by the Company. We may also seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that we will successfully recruit additional personnel or that the additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that our future management will have the necessary skills, qualifications or abilities to manage a public company embarking on a program of business development.

     Competition. We expect to encounter intense competition from other entities having business objectives similar to our business objectives. Many of these entities, including venture capital partnerships and corporations, shell companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than we can. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve our business objectives.

     Uncertainty of Competitive Environment of Target Business. In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, we will have the resources to compete in the industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

     Additional Financing Requirements. We will not generate any revenues until, at the earliest, the consummation of a Business Combination. We cannot ascertain the capital requirements for any particular Business Combination we may consider. We will likely be required to seek additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would, in all likelihood, be compelled to restructure the transaction or abandon that particular Business Combination and seek an alternative Target Business candidate, if possible. In addition, in the event of the consummation of a Business Combination, we may require additional financing to fund the operations or growth of the Target Business. Our failure to secure additional financing could have a material adverse effect on the continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

     No Appraisal of Potential Business Combination. We do not anticipate that we will obtain an independent appraisal or valuation of a Target Business. Accordingly, our stockholders will need to rely primarily upon management to evaluate a prospective Business Combination.

     No Public Market for Securities. Currently, there is no public market for our common stock and no assurance can be given that an active market will develop or if developed, that it will be sustained. It is unlikely that any market will develop prior to the consummation of a Business Combination. Even if a Business Consummation is completed, there can be no assurance that a trading market for our securities will ever develop.

     Risk of Application of Penny Stock Rules. Our common stock is subject to the penny stock rules as adopted by the Securities and Exchange Commission (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock remains subject to the penny stock rules, investors in the Offering may find it more difficult to sell their shares.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Pacific Alliance Corporation  Financial Statements                        Page

      Independent Auditors' Report .........................................23

      Balance Sheets........................................................24

      Statements of Operations..............................................25

      Statements of Stockholders' Deficit...................................26

      Statements of Cash Flows..............................................27

      Notes to Financial Statements.........................................28

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Pacific Alliance Corporation


     We have audited the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of December 31, 2003 and 2002, and the statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rose Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 26, 2004

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                   ASSETS
                                                       2003          2002
                                                     ------------  ------------
CURRENT ASSETS
 Cash                                                $         -   $       869
 Prepaid expenses                                              -           500
                                                     ------------  ------------

 TOTAL ASSETS                                        $         -   $     1,369
                                                     ============  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accrued interest                                    $    32,384   $     23,599
 Other accrued expenses                                   11,707         10,450
 Advance from officer, note 6                            188,630        103,080
 Current portion of tax liabilities, note 2               92,398         92,398
 Notes payable, note 4                                    50,000         50,000
                                                     ------------  ------------

 TOTAL CURRENT LIABILITIES                               375,119        279,527
                                                     ------------  ------------
LONG TERM LIABILITIES
 Tax liabilities, note 2                                  59,621         59,621
 Management compensation liability, note 5                50,000         14,873
 Common stock subscription liability, note 5              12,500              -
 Common stock subscription deposit, note 5                19,978         19,978
                                                     ------------  ------------

 TOTAL LONG TERM LIABILITIES                             142,099         94,472
                                                     ------------  ------------

  TOTAL LIABILITIES                                      517,218        373,999
                                                     ------------  ------------
STOCKHOLDERS' DEFICIT
 Common stock, par value $.001,
   30,000,000 shares authorized, 12,595,000
   shares issued and outstanding, note 5                 425,828        425,828
 Additional paid in capital                            2,509,385      2,509,385
 Accumulated deficit prior to the development stage   (2,632,447)    (2,632,447)
 Accumulated deficit during the development stage       (819,984)      (675,396)
                                                     ------------  ------------

  TOTAL STOCKHOLDERS' DEFICIT                           (517,218)      (372,630)
                                                     ------------  ------------

  TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                                       -         1,369
                                                     ============  ============

       See independent auditors' report and notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      From Inception
                                                                         of the
                                                                       Development
                                                                         Stage
                                                                       December 21,
                                                                      1995, Through
                                             2003           2002      Dec. 31,  2003
                                         -------------  ------------  -------------
SALES                                    $          -   $         -   $          -

GROSS MARGIN                                                                     -

OPERATING EXPENSES                                                               -

OTHER INCOME (EXPENSES)
 Professional fees                            (50,415)      (37,061)      (248,155)
 Management compensation, notes 5 and 6       (35,128)      (27,623)      (235,430)
 Office expenses                               (6,000)      (34,900)       (40,900)
 Other expenses                               (27,755)      (10,962)       (64,150)
 Taxes                                              -             -        (26,000)
 Interest expense                             (25,290)      (21,664)      (183,279)
 Loss on investments in securities                  -             -         (6,844)
 Reorganization fees                                -             -        (84,301)
                                         -------------  ------------  -------------

 LOSS BEFORE
   EXTRAORDINARY ITEM                        (144,588)     (132,210)      (889,059)

 EXTRAORDINARY ITEM
   Gain on forgiveness of tax debt,
     note 7                                         -             -         69,075
                                         -------------  ------------  -------------

  NET LOSS                               $   (144,588)  $  (132,210)  $   (819,984)
                                         =============  ============  =============

BASIC AND DILUTED NET LOSS PER SHARE     $      (0.01)  $     (0.01)
                                         =============  ============

WEIGHTED AVERAGE
  NUMBER OF SHARES, note 5                 12,595,000    12,295,587
                                         =============  ============


       See independent auditors' report and notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              Accumulated  Accumulated
                              Shares                           Deficit      Deficit
                                of                  Additional  Prior to      After
                              Common       Common    Paid-in    December    December
                               Stock        Stock    Capital    21, 1995    21,  1995     Total
                            ------------  --------  ----------  -----------  ---------  -----------
Balance at
 December 21, 1995          $ 12,594,422  $415,500  $  471,500  $(2,632,447) $       -  $(1,745,447)

Reverse split
1-for-6, note 5              (10,495,297)        -           -            -          -            -

Conversion of trade
  accounts payable, note 5     1,458,005     1,458   1,456,547            -          -    1,458,005

Issuance of
  common stock, note 5         5,000,000     5,000      20,000            -          -       25,000

Issuance of common
  stock, note 5                  216,000       216         864            -          -        1,080

Issuance of common
  stock for IRS claim
  reduction, note 5               80,078        80      79,998            -          -       80,078

Issuance of common
 stock, note 5                 2,116,801     2,117     194,563            -          -      196,680

Net loss                               -         -           -            -   (543,186)    (543,186)
                            ------------  --------  ----------  -----------  ---------  -----------
Balance at
  December 31, 2001           10,970,009   424,371   2,223,472  (2,632,447)   (543,186)    (527,790)

Issuance of common
 stock, note 5                 1,250,000     1,250     248,621           -           -      249,871

Issuance of common
 stock for consulting            187,500       188      18,562           -           -       18,750
 service, note 5

Conversion of management
 compensation liability,
 note 5                          187,491        19      18,730           -           -       18,749

Net loss                               -         -           -           -    (132,210)    (132,210)
                            ------------  --------  ----------  -----------  ---------  -----------
Balance at
  December 31, 2002           12,595,000   425,828   2,509,385   (2,632,447)  (675,396)    (372,630)

Net loss                               -         -           -            -   (144,588)    (144,588)
                            ------------  --------  ----------  -----------  ---------  -----------

Balance at December 31, 2003  12,595,000  $425,828  $2,509,385  $(2,632,447) $(819,984) $  (517,218)
                            ============  ========  ==========  ===========  =========  ===========

            See independent auditors' report and notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                       From Inception
                                                                           of the
                                                                        Development
                                                                            Stage
                                                                        December 21,
                                                                        1995, Through
                                                   2003       2002      Dec. 31, 2003
                                                 ---------  ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $(144,588) $(132,210) $     (819,984)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Loss on investments in securities                       -          -           6,844
 Gain on forgiveness of tax debt                         -          -         (69,075)
 Change in assets and liabilities
  Increase (decrease) in prepaid expense               500       (500)              -
  Decrease in accounts receivable                        -          -          95,841
  Increase (decrease) in accrued expenses           22,542     25,727         104,188
  Increase in management compensation liability     35,127     27,623         235,430
  Increase (decrease) in tax liabilities                 -       (135)        (79,525)
                                                 ---------  ---------  --------------

  NET CASH USED IN OPERATING ACTIVITIES:           (86,419)   (79,495)       (526,281)
                                                 ---------  ---------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                                 -          -         (30,180)
 Proceeds from sale of investments                       -          -          23,336
                                                 ---------  ---------  --------------

  NET CASH USED IN INVESTING ACTIVITIES                  -          -          (6,844)
                                                 ---------  ---------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                          -          -          (2,586)
 Proceeds from notes payable                             -     20,000         110,000
 Repayment of notes payable                              -    (20,000)        (50,000)
 Advance from officer                               85,550     28,215         469,058
 Repayment of advance from officer                       -    (57,890)       (278,196)
 Proceeds from issuance of common stock                  -          -          25,000
 Proceeds from common stock subscription                 -    109,951         259,849
                                                 ---------  ---------  --------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            85,550     80,276         533,125
                                                 ---------  ---------  --------------

  NET (DECREASE) INCREASE IN CASH                     (869)       781               -

CASH AT BEGINNING OF PERIOD                            869         88               -
                                                 ---------  ---------  --------------

CASH AT END OF PERIOD                            $       -  $     869  $            -
                                                 =========  =========  ==============
Supplementary disclosures:
 Interest paid in cash                           $  16,505  $  18,598  $      138,127
                                                 =========  =========  ==============

       See independent auditors' report and notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2003 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended December 31, 2003, the Company funded its disbursements using loans from an officer.

     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                        See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the year ended December 31, 2003 and 2002.






                        See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2003 are estimated at approximately $1,070,000 and expire between 2013 and 2023. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $364,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $39,000 during the year ended December 31, 2003.

4.   NOTES PAYABLE

     During the year ended December 31, 2002, the Company converted its loan of $10,000 to PIL S.A. (see note 8) into common stock. During the year 2002, the Company also obtained a loan of $20,000 from a third party. The new loan bears interest at 10%, is due on demand, and was still outstanding at December 31, 2003.

     Notes payable to minority shareholders amounted to $30,000 at December 31, 2003 and 2002. These notes bear interest at 10% and are due on demand.


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

                        See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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



                        See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

5.   COMMON STOCK AND WARRANTS (Continued)

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. 50,000 shares for an additional subscription of $9,978 received in 2003 were not yet issued at December 31, 2003. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. The 50,000 shares were not yet issued at December 31, 2003. Both the $10,000 and the $9,978 are classified as common stock subscription deposit. The Company does not anticipate the transaction with PIL S.A. will be completed according to the terms of the agreement.

     In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

     At December 31, 2003, the Company had $50,000 of management compensation accrued. The corresponding 500,000 shares of common stock were not yet issued at December 31, 2003. In December 2003 the Company also accrued $12,500 of consulting fees, which will be paid with 1,250,000 shares of common stock.

6.   RELATED PARTY TRANSACTIONS

     An officer of the Company advanced $85,550 to the Company during the year ended December 31, 2003. These advances bear interest at 10% and have no maturity date. The balance of advances was $188,630 at December 31, 2003 and $103,080 at December 31, 2002.

     During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $6,000 and $34,900 were recorded as expense during the years ended December 31, 2003 and 2002, respectively.


                        See independent auditors' report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

6.   RELATED PARTY TRANSACTIONS (Continued)

     In accordance with the modified joint plan of reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock (see note 5). Management compensation amounted to $35,128 and $27,623 for the years ended December 31, 2003 and 2002, respectively. There was an accrued balance of $50,000 and $14,873 at December 31, 2003 and 2002, respectively, with respect to management compensation. The corresponding 500,000 shares of common stock were not yet issued at December 31, 2003.

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

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this Annual Report on Form 10-KSB was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that all information required to be disclosed by Pacific Alliance Corporation reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issued and instances of fraud, if any, within the company have been detected. Subsequent to the date of the most recent evaluation of Pacific Alliance Corporation's internal controls, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                        Age               Position
      ----                        ---               --------

Mark Scharmann                    45                President/Director
Dan Price                         49                Vice President/Director
David Knudson                     44                Secretary/Treasurer/Director

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

     Dan O. Price. Since February 2001, Mr. Price has been working as an Enrollment Counselor for the University of Phoenix. From 1998 to October 2000, Mr. Price worked as an evaluator at Learning Technics, Kirkland, WA and Salt Lake City, UT. From 1993 to 1998, Mr. Price served as Vice-President of Corporate Development for Troika Capital Investment. Prior to that, Mr. Price worked for seven (7) years as the National Sales Director for a business providing electronic bankcard processing and other merchant services. For four
(4) years he worked as an Organizational Manager involved in direct sales of educational material, with 50 sales people in the western states under his management. Mr. Price has been in sales and marketing for twenty (20) years and sales management and business management for fifteen (15) years. Mr. Price received his B.A. from Weber State College in 1983. He has served as an officer and director on two (2) small publicly traded companies.

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

Code of Ethics

     We have not yet adopted a code of ethics that applies to all executive officers, directors and employees of the Company. We intend to do so within the next fiscal year.

Audit Committee Financial Expert

     We have not established an audit committee or designated any person as our financial expert. We anticipate that we will not establish an audit committee or designate a financial expert until such time as we complete an acquisition.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

--------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
Annual Compensation
--------------------------------------------------------------------------------
                                   Commissions               Restricted
                                       and     Other Annual    Stock    Options/
Name and Principal                   Bonuses   Compensation    Awards     SAR's
      Position       Year   Salary     ($)         ($)          ($)        (#)
--------------------------------------------------------------------------------
Mark Scharmann (1)   2003   -0-        -0-         -0-       $8,446.00     -0-
President            2002   -0-        -0-         -0-       $5,932.50     -0-
                     2001   -0-        -0-         -0-       $  899.00     -0-
--------------------------------------------------------------------------------

     (1) No shares were issued to Mr. Scharmann in 2003 for services rendered however 84,460 shares were due to Mr. Scharmann for services rendered in 2003 in the amount of $8,446.

Stock Options

     The following table sets forth certain information concerning stock options granted during fiscal 2003 to the named executive officers.

             Options Grants in the Year Ended December 31, 2003
================================================================================
                                        Percentage
                   Number of             of Total       Exercise or
                   Securities       Options Granted to  Base Price
                   Underlying          Employees in     Per Share     Expiration
Name            Options Granted (#)    Fiscal Year         ($)           Date
--------------------------------------------------------------------------------
Mark Scharmann        -0-                  -0-             N/A           N/A
================================================================================

     The following table sets forth information concerning the number and value of options held at December 31, 2003 by each of the named executive officers. No options held by such executive officers were exercised during 2003.

                       Option Values at December 31, 2003
     ======================================================================
                        Number of Unexercised      Value of Unexercised
                            Options at             In-the-Money Options
                        December 31, 2002 (#)      At December 31, 2002($)
     ----------------------------------------------------------------------
     Name            Exercisable  Unexercisable  Exercisable  Unexercisable
     ----------------------------------------------------------------------
     Mark Scharmann     -0-           -0-             N/A         N/A
     ======================================================================

Compensation of Directors

     The Company does not currently compensate its directors for director services to the Company.

Employment Agreements

     The Company is currently not a party to any employment agreement. The Plan of Reorganization provides that the Company's officers will be compensated at the rate of $75.00 per hour for services rendered to the Company. Until such time as the Company's shareholder's equity reaches $350,000, the Company's officers shall be issued shares of its common stock for services rendered. Such shares shall be valued at $.10 per share. At such time as the Company effects an acquisition or merger, the Board of Directors, as then constituted, shall set the compensation of officers, directors and employees. For the year ended December 31, 2003 the Company compensated its officers as follows:

Name              Compensation      Shares Issued     Shares to be Issued
----              ------------      -------------     -------------------

Mark Scharmann      $8,446               -0-                 84,460
Dan Price            -0-                 -0-                 -0-
David Knudson       $26,682              -0-                266,815

     The Company's Bankruptcy Plan of Reorganization also provides that upon the completion of an acquisition or merger, the Company's management group will be issued shares of the Company's common stock which amount to 1% of the total shares issued in connection with such acquisition or merger.

Equity Compensation Plan

      We are not a party to any equity compensation plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of the Company's common stock beneficially owned as of April 23, 2004 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

-------------------------------------------------------------------------------
Name                                             Amount and
and Address                                       Nature of       Percent of
of Beneficial                                    Beneficial        Class(1)
Owner                                             Ownership       Ownership
-------------------------------------------------------------------------------

Mark Scharmann(1)                                 6,071,146         42.32%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                                         38,275          0.27%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson(1)                                  1,441,908         10.05%
1661 Lakeview Circle
Ogden, UT 84403

PIL S.A.                                          1,250,000          8.71%
8 Rue Neuve Du Molard
Geneva, Switzerland 1204
Northcliffe Consulting, LLC                       1,000,000          6.97%
12144 Mt. Shadow Road
Sandy, UT 84092

All Officers and Directors                        7,551,329         52.64%
as a Group (3 Persons)
-------------------------------------------------------------------------------

Total Shares Issued                              14,345,000           100%
-------------------------------------------------------------------------------

      (1)These individuals are the officers and directors of the Company.

     Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

Security Ownership of Management

     See Item 4(a) above.

Changes in Control

     We currently have no proposed change of control transaction. We do not anticipate that the transaction we contemplated with PIL SA will be completed. We are continuing to discuss business combinations with other Target Businesses. If, and when we complete a Business Combination, it will likely result in a change of control.

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

     During 2003, Troika capital loaned $85,550 to the Company. Such loan is due on demand and bears interest at 10% per annum.

     The Company's officers and directors were issued shares of the Company's common stock for services rendered during the last three years in the following amounts:

                                        Shares Issued
Year        Officer                     or Accrued          Value of Services
----        -------                     -------------       -----------------

2003        Mark A. Scharmann               84,460          $      8,446.00
2003        Dan Price                          -0-          $           -0-
2003        David Knudson                  266,815          $     26,681.50
2002        Mark A. Scharmann               59,325          $      5,937.50
2002        Dan Price                        5,025          $        502.50
2002        David Knudson                  211,875          $     21,187.50
2001        Mark A. Scharmann                8,991          $        899.10
2001        Dan Price                          -0-          $           -0-
2001        David Knudson                   51,000          $         5,100
2000        Mark A. Scharmann              262,750          $        26,275
2000        Dan Price                          -0-          $           -0-
2000        David Knudson                  413,226          $        41,323
1999        Mark A. Scharmann              198,000          $        19,800
1999        Dan Price                          -0-          $           -0-
1999        David Knudson                  447,000          $        44,700
1998        Mark A. Scharmann              140,250          $        14,025
1998        Dan Price                       32,250          $         3,250
1998        David Knudson                  173,325          $        17,333

Parents of Company

     The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      A.  Exhibits

      Exhibit
      Number   Exhibit
      -------  -------
        3.1    Amended and Restated Articles of Incorporation  (1)
        3.2    Bylaws (1)
       21.1    Subsidiaries of Registrant (None)
       31.1    Certification of Chief Executive Officer in accordance with 18
               U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-
               Oxley Act of 2002

       31.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
       32.2 Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

         (1)   Previously Filed

     B. The Company filed no Form 8-K's during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. The aggregate fees billed by Rose Snyder & Jacobs for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and December 31, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, 2003, June 2003, September 30, 2003 were $17,850.

     Audit Related Fees. For the fiscal year ended December 31, 2003, no fees were billed for assurance and related services by Rose Snyder & Jacobs relating to the resolution of SEC comments which are not reported under the caption "Audit Fees."

     Tax Fees. For the fiscal year ended December 31, 2003, the aggregate fees billed by Rose Snyder & Jacobs for other non-audit professional services, other than those services listed above totaled $550.

     We do not use Rose Snyder & Jacobs for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Rose Snyder & Jacobs to provide compliance outsourcing services.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Rose Snyder & Jacobsis engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     o approved by our audit committee (which consists of our entire board of directors); or

     o entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

     Our entire Board of Directors currently acts as our audit committee. Our Board of Directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Rose Snyder & Jacobs and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Rose Snyder & Jacobs independence.



                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pacific Alliance Corporation

Date: April 23, 2004                   By: /s/ Mark A. Scharmann
                                           President/Principal Executive Officer

Date: April 23, 2004                   By: /s/ David Knudson
                                           Secretary/Treasurer
                                           Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                 Date
---------                           --------                 ----

/s/ Mark A. Scharmann               President/Director       April 23, 2004

/s/ Dan Price                       Vice President/Director  April 23, 2004

/s/ David Knudson                   Secretary/Treasurer      April 23, 2004
                                    Director