Form 10QSB
period 2004-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2004-05-18
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2004

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
__.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X

Common Stock outstanding at May 17, 2004 - 14,345,000 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.


                      For the Quarter ended March 31, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Independent Accountants' Review Report                             3

            Balance Sheet                                                      4

            Statement of Operations                                            5

            Statement of Stockholders' Deficit
6

            Statements of Cash Flows                                           7

            Notes to Financial Statements                                 8 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Controls and Procedures                                               17

                           PART II - OTHER INFORMATION
                                                                            Page

Item 1.     Legal Proceedings                                                 17
Item 2.     Changes in the Securities                                         17
Item 3.     Defaults Upon Senior Securities                                   17
Item 4.     Results of Votes of Security Holders                              17
Item 5.     Other Information                                                 17
Item 6(a).  Exhibits                                                          17
Item 6(b).  Reports on Form 8-K                                               18

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of March 31, 2004 and December 31, 2003, and the statements of operations and cash flows for the three months ended March 31, 2004 and 2003 and the period from inception of the development stage (December 21, 1995) through March 31, 2004, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through March 31, 2004. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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




/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 10, 2004

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                                          March 31,    December
                                                            2004       31, 2003
                                                          ----------  ----------
CURRENT ASSETS

  Cash                                                    $     171   $       -
  Prepaid expenses                                              500           -
                                                          ----------  ----------

     TOTAL ASSETS                                         $     671   $       -
                                                          ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued interest                                        $  44,667   $  32,384
  Other accrued expenses                                     15,707      11,707
  Advance from officer, note 6                              204,080     188,630
  Current portion of tax liabilities, note 2                 92,398      92,398
  Notes payable, note 4                                      50,000      50,000
                                                          ----------  ----------

    TOTAL CURRENT LIABILITIES                               406,852     375,119

LONG TERM LIABILITIES

  Tax liabilities, note 2                                    59,621      59,621
  Management compensation liability, note 5                   7,500      50,000
  Common stock subscription liability, note 5                     -      12,500
  Common stock subscription deposit, note 5                  19,978      19,978
                                                          ----------  ----------

    TOTAL LIABILITIES                                       493,951     517,218
                                                          ----------  ----------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 14,345,000 and
    12,595,000 shares issued and outstanding, note 5        427,578     425,828
  Additional paid in capital                              2,570,135   2,509,385
  Accumulated deficit prior to the development stage     (2,632,447) (2,632,447)
  Accumulated deficit during the development stage         (858,546)   (819,984)
                                                          ----------  ----------

    TOTAL STOCKHOLDERS' DEFICIT                            (493,280)   (517,218)
                                                          ----------  ----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                              $     671   $      -
                                                          ==========  ==========

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                       From
                                                                    Inception
                                                                      of the
                                                                   Development
                                      Three            Three          Stage,
                                      Months           Months      December 21,
                                      ended            ended      1995, Through
                                  March 31, 2004  March 31, 2003  March 31, 2004
                                  --------------  --------------  --------------

SALES                             $           -   $           -   $           -

GROSS MARGIN                                  -               -               -

OPERATING EXPENSES                            -               -               -

OTHER INCOME (EXPENSES)
  Professional fees                      (5,000)         (6,000)       (253,155)
  Management compensation,
    note 5                               (7,500)              -        (242,930)
  Office expenses, note 6                (1,500)         (1,500)        (42,400)
  Other expenses                        (11,779)         (2,479)        (75,928)
  Taxes                                       -               -         (26,000)
  Interest expense                      (12,783)         (7,976)       (195,062)
  Loss on investments                         -               -          (6,844)
  Reorganization fees                         -               -         (84,301)
                                  --------------  --------------  --------------

    LOSS BEFORE
      EXTRAORDINARY ITEM                (38,562)        (17,955)       (926,620)

EXTRAORDINARY ITEM
  Gain on forgiveness of tax
    debt, note 7                              -               -          69,075
                                  --------------  --------------  --------------

     NET LOSS                     $     (38,562)  $     (17,955)  $    (857,545)
                                  ==============  ==============  ==============

BASIC AND DILUTED NET LOSS
  PER SHARE                       $       (0.00)  $       (0.00)
                                  ==============  ==============

WEIGHTED AVERAGE
  NUMBER OF SHARES                   13,287,308      12,595,000
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                Accumulated  Accumulated
                               Shares                             Deficit      Deficit
                                 of                 Additional    Prior         After
                               Common      Common     Paid-in     to December  December
                               Stock       Stock      Capital     21, 1995     21, 1995      Total
                            ------------  --------  ----------  ------------  ----------  ------------
Balance at
  December 21, 1995          12,594,422   $415,500  $  471,500  $(2,632,447)  $       -   $(1,745,447)
Reverse split
  1-for-6, note 5           (10,495,297)         -           -            -           -             -
Conversion of trade
  accounts payable, note 5    1,458,005      1,458   1,456,547            -           -     1,458,005
Issuance of
  common stock, note 5        5,216,000      5,216      20,864            -           -        26,080
Issuance of common
  stock for IRS claim
  reduction, note 5              80,078         80      79,998            -           -        80,078
Issuance of                   1,250,000      1,250     248,621                                249,871
  common stock, note 5
Issuance of common
  stock, note 5               2,491,792      2,324     231,855            -           -       234,179
Activity from
  December 21, 1995
  through December
  31, 2002                           -           -           -            -    (675,396)     (675,396)
                            ------------  --------  ----------  ------------  ----------  ------------

Balance at
  December 31, 2002          12,595,000    425,828   2,509,385   (2,632,447)   (675,396)     (372,630)
Net loss                              -          -           -            -     (17,955)      (17,955)
                            ------------  --------  ----------  ------------  ----------  ------------

Balance at
  March 31, 2003             12,595,000    425,828   2,509,385   (2,632,447)   (693,351)     (390,585)
Net loss                              -          -           -            -    (126,633)     (126,633)
                            ------------  --------  ----------  ------------  ----------  ------------

Balance at
  December 31, 2003          12,595,000    425,828   2,509,385   (2,632,447)   (819,984)     (517,218)
Issuance of common
  stock for consulting
  services, note 5            1,250,000      1,250      11,250            -           -        12,500
Conversion of management
  compensation liability,
   note 5                       500,000        500      49,500            -           -        50,000
Net loss                              -          -           -            -     (38,562)      (38,562)
                            ------------  --------  ----------  ------------  ----------  ------------

Balance at
  March 31, 2004             14,345,000   $427,578  $2,570,135  $(2,632,447)  $(858,546)  $  (493,280)
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                       From
                                                                                     Inception
                                                                                       of the
                                                                                    Development
                                                       Three            Three          Stage,
                                                       Months           Months      December 21,
                                                       ended            ended      1995, Through
                                                   March 31, 2004  March 31, 2003  March 31, 2004
                                                   --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $     (38,562)  $     (17,955)  $    (858,546)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Loss on investments                                        -               -           6,844
    Gain on forgiveness on tax debt                            -               -         (69,075)
    Change in assets and liabilities
     (Increase) decrease in prepaid expense                 (500)            500            (500)
     Decrease in accounts receivable                           -               -          95,841
     Increase in accrued expenses                         16,283           3,475         120,471
     Increase in management compensation liability         7,500               -         242,930
     Decrease in tax liabilities                               -               -         (79,525)
                                                   --------------  --------------  --------------
       NET CASH USED IN
         OPERATING ACTIVITIES:                           (15,279)        (13,980)       (541,560)
                                                   --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                      -               -         (30,180)
  Proceeds from sale of investments                            -               -          23,336
                                                   --------------  --------------  --------------
       NET CASH USED IN
         INVESTING ACTIVITIES                                  -               -          (6,844)
                                                   --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                               -           3,911          (2,586)
  Proceeds from notes payable                                  -               -         110,000
  Repayment of notes payable                                   -               -         (50,000)
  Advance from officer                                    15,450           9,200         484,508
  Repayment of advance to officer                              -               -        (278,196)
  Proceeds from issuance of common stock                       -               -          25,000
  Proceeds from common stock subscription                      -               -         259,849
                                                   --------------  --------------  --------------
       NET CASH PROVIDED BY
         FINANCING ACTIVITIES                             15,450          13,111         548,575
                                                   --------------  --------------  --------------
         NET INCREASE (DECREASE)  IN CASH                    171            (869)            171

CASH AT BEGINNING OF PERIOD                                    -             869               -
CASH AT END OF PERIOD                              $         171   $           -   $         171
                                                   ==============  ==============  ==============
Supplementary disclosures:
  Interest paid in cash                            $         500   $         500   $     138,627
                                                   ==============  ==============  ==============

                            Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

     In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (expired at December 31, 2003). The IRS portion of tax liabilities is payable in cash by quarterly installments (see note
     2). Repayment of other taxes is still being negotiated.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 2004 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended March 31, 2004, the Company funded its disbursements using loans from an officer.

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2004 and 2003.

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

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at March 31, 2004 are estimated at approximately $1,100,000 and expire between 2013 and 2024. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $375,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $11,000 during the quarter ended March 31, 2004.

4.   NOTES PAYABLE

     Notes payable to minority shareholders amounted to $30,000 at March 31, 2004 and December 31, 2003. The Company also has a loan from a third party in the amount of $20,000. These loans bear interest at 10% and are due on demand.

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. 50,000 shares for an additional subscription of $9,978 received were not yet issued at December 31, 2003. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. The 50,000 shares were not yet issued at December 31, 2003. Both the $10,000 and the $9,978 were classified as common stock subscription deposit. The Company does not anticipate the transaction with PIL S.A. will be completed according to the terms of the agreement.

     In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

     In December 2003, the Company accrued $50,000 of management compensation. The corresponding 500,000 shares of common stock were issued at March 31, 2004. In December 2003 the Company also accrued $12,500 of consulting fees, which were converted into 1,250,000 shares of common stock at March 31, 2004.

6.   RELATED PARTY

     An officer of the Company advanced $15,450 to the Company during the quarter ended March 31, 2004. These advances bear interest at 10% and have no maturity date. The balance of advances was $204,080 at March 31, 2004 and $188,630 at December 31, 2003.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $1,500 were recorded as expense during the three months ended March 31, 2004 and 2003, respectively.

                            Prepared without audit.
                  See independent accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

     2. The Company completed its audited financial statements for the years ended December 31, 1996 through 2003.

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of March 31, 2004.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of March 31, 2004.

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

     9. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997 through December 2003, and all required Forms 10-QSB.

Financial Condition

     Total assets at March 31, 2004 were $671. As of December 31, 2003, the Company had no assets and liabilities $517,218.

     The Company's total liabilities as of March 31, 2004 were $493,951. The Company's liabilities include, but are not limited to, $19,978 attributed to a common stock subscription agreement; $204,080 loans from officers, $44,667 accrued interest, $152,019 attributed to tax liabilities, and $50,000 loan payable.

     The Company issued a total of 1,750,000 shares in the quarter ended March 31, 2004 for consulting services and in connection with the conversion of management compensation liabilities to shares.

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

     The Company had a net loss of $38,562 for the three months ended March 31, 2004. This compares to a net loss of $17,955 for the three months ended March 31, 2003. The Company's expenses for the quarter ended March 31, 2004 consisted of management compensation, professional fees, interest and other expenses.

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

Other Matters

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company's capital and bring in new majority shareholders. At December 31, 2002, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In September 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company's common stock. As of March 31, 2004 this conversion had not been effected. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. The shares subscribed for had not been issued as of March 31, 2004. We anticipate these conversions will be effected in the current quarter.

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

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of March 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)   Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2004.

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


Dated:   May 17, 2004              PACIFIC ALLIANCE CORPORATION



                                   By    /s/ Mark A. Scharmann
                                         President/Principal Executive Officer



                                   By    /s/ David Knudson
                                         Principal Financial Officer