Form 10QSB
period 2004-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2004-08-25
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2004

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
..

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X

Common Stock outstanding at August 23, 2004 - 14,520,000 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.


                       For the Quarter ended June 30, 2004

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewd the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of June 30, 2004 and December 31, 2003, and the statements of operations for the three months and six months ended June 30, 2004 and 2003 and for the period from inception of the development stage (December 21, 1995) through June 30, 2004 and cash flows for the six months ended June 30, 2004 and 2003 and for the period from inception of the development stage (December 21, 1995) through June 30, 2004, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through June 30, 2004. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

August 9, 2004

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                                         June 30,   December 31,
                                                           2004        2003
                                                       ------------ ------------
CURRENT ASSETS

  Cash                                                 $       565  $         -
                                                       ------------ ------------

       TOTAL ASSETS                                    $       565  $         -
                                                       ============ ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accrued interest                                     $    39,736   $   32,384
  Other accrued expenses                                    15,707       11,707
  Notes payable, note 4                                     70,000       50,000
  Advance from officer, note 6                             208,156      188,630
  Current portion of tax liabilities, note 2                92,398       92,398
                                                       ------------ ------------

     TOTAL CURRENT LIABILITIES                             425,997      375,119
                                                       ------------ ------------
LONG TERM LIABILITIES
  Management compensation liability, note 5                 10,800       50,000
  Tax liabilities, note 2                                   59,621       59,621
  Common stock subscription liability, note 5                    -       12,500
  Common stock subscription deposit, note 5                      -       19,978
                                                       ------------ ------------

     TOTAL LIABILITIES                                     496,418      517,218
                                                       ------------ ------------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 14,520,000 and
    12,595,000 shares issued and outstanding, note 5       427,921      425,996
  Additional paid in capital                             2,597,270    2,509,217
  Accumulated deficit prior to the development stage    (2,632,447)  (2,632,447)
  Accumulated deficit during the development stage        (888,597)    (819,984)
                                                       ------------ ------------

     TOTAL STOCKHOLDERS' DEFICIT                          (495,853)    (517,218)
                                                       ------------ ------------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                         $       565  $         -
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                           From
                                                                                        Inception
                                                                                          of the
                                                                                        Development
                                                                                          Stage,
                                Three           Six          Three           Six         December
                                Months        Months         Months        Months        21, 1995,
                                ended         ended         ended          ended          Through
                               June 30,       June 30,      June 30,       June 30,       June 30,
                                 2004          2004           2003          2003           2004
                             -------------  ------------  -------------  ------------  ------------
SALES                        $          -   $         -   $          -   $         -   $         -

GROSS MARGIN                            -             -              -             -             -

OPERATING EXPENSES                      -             -              -             -             -

OTHER INCOME (EXPENSES)
  Professional fees                (9,225)      (14,226)       (17,465)      (23,465)     (262,380)
  Management compensation,
    note 5                        (10,800)      (18,300)             -             -      (253,730)
  Office expenses                  (1,500)       (3,000)        (1,500)       (3,000)      (43,900)
  Other expenses                   (1,679)      (13,457)        (6,509)       (8,988)      (77,607)
  Taxes                                 -             -              -             -       (26,000)
  Interest expense                 (6,847)      (19,630)        (6,567)      (14,543)     (202,910)
  Gain (loss) on investments                          -                                     (6,844)
  Reorganization fees                   -             -              -             -       (84,301)
                             -------------  ------------  -------------  ------------  ------------

     LOSS BEFORE
       EXTRAORDINARY ITEM         (30,051)      (68,613)       (32,041)      (49,996)     (957,672)

EXTRAORDINARY ITEM
  Gain on forgiveness of tax
       debt, note 7                     -             -              -             -        69,075
                             -------------  ------------  -------------  ------------  ------------

       NET LOSS              $    (30,051)  $   (68,613)  $    (32,041)  $   (49,996)  $  (888,597)
                             =============  ============  =============  ============  ============

BASIC AND DILUTED NET
  LOSS PER SHARES            $      (0.00)  $     (0.00)  $      (0.00)  $     (0.00)
                             =============  ============  =============  ============

WEIGHTED AVERAGE
  NUMBER OF SHARES             14,435,385    13,861,346     12,795,000    12,795,000
                             =============  ============  =============  ============

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                               Accumulated  Accumulated
                              Shares                             Deficit      Deficit
                                of                 Additional     Prior        After
                              Common      Common    Paid-in    to December  December 21,
                               Stock       Stock    Capital      21, 1995       1995        Total
                             ----------  --------  ----------  -----------  -----------  -----------
Balance at
  December 21, 1995          12,594,422  $415,500  $  471,500  $(2,632,447) $         -  $(1,745,447)

Reverse split 1-for-6,
  note 5                    (10,495,297)        -           -            -            -            -

Conversion of trade
  accounts payable, note 5    1,458,005     1,458   1,456,547            -            -    1,458,005

Issuance of common
  common stock for
  cash, note 5                5,000,000     5,000      20,000            -            -       25,000

Issuance of
  common stock for
  services, note 5              216,000       216         864            -            -        1,080

Conversion of debt,
  note 5                        300,000       300      14,700            -            -       15,000

Issuance of common
  stock for IRS claim
  reduction, note 5              80,078        80      79,998            -            -       80,078

Issuance of
  common stock, note 5        1,250,000     1,250     248,621            -            -      249,871

Conversion of
  management
  compensation liability,
  note 5                      1,854,292     1,854     183,575            -            -      185,429

Issuance of common
  stock for consulting
  services, note 5              337,500       338      33,412            -            -       33,750

Activity from
  December 21, 1995
  through December
  31, 2002                            -         -           -            -     (675,396)    (675,396)
                             ----------  --------  ----------  -----------  -----------  -----------

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                               Accumulated  Accumulated
                              Shares                             Deficit      Deficit
                                of                 Additional     Prior        After
                              Common      Common    Paid-in    to December  December 21,
                               Stock       Stock    Capital      21, 1995       1995        Total
                             ----------  --------  ----------  -----------  -----------  -----------
Balance at
  December 31, 2002          12,595,000   425,996   2,509,217   (2,632,447)   (675,396)     (372,630)

Net loss                              -         -           -            -     (49,996)      (49,996)
                             ----------  --------  ----------  -----------  -----------  -----------
Balance at
  June 30, 2003              12,595,000   425,996   2,509,217   (2,632,447)   (725,392)     (422,626)

Net loss                              -         -           -            -     (94,592)      (94,592)
                             ----------  --------  ----------  -----------  -----------  -----------
Balance at
  December 31, 2003          12,595,000   425,996   2,509,217   (2,632,447)   (819,984)     (517,218)

Issuance of common
  stock for consulting
  services, note 5            1,250,000     1,250      11,250            -           -        12,500

Insurance of stock for
  cash, note 5                  100,000       100      19,878            -           -        19,978

Conversion of management
  compensation liability,
   note 5                       575,000       575      56,925            -           -        57,500

Net loss                              -         -           -            -     (68,613)      (68,613)
                             ----------  --------  ----------  -----------  -----------  -----------
Balance at
  June 30, 2004              14,520,000  $427,921  $2,597,270  $(2,632,447) $ (888,597)  $  (495,853)
                             ==========  ========  ==========  ===========  ===========  ===========







                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                   From
                                                                                 Inception
                                                                                  of the
                                                                                Development
                                                                                   Stage,
                                                 Six months      Six months     December 21,
                                                    ended           ended       1995, Through
                                                June 30, 2004   June 30, 2003   June 30, 2004
                                                -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $     (68,613)  $     (49,996)  $    (888,597)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    (Gain) loss on investments                              -               -           6,844
    Gain on forgiveness on tax debt                         -               -         (69,075)
    Change in assets and liabilities
     Decrease in prepaid expenses                           -             500               -
     Decrease in accounts receivable                        -               -          95,841
     Increase (decrease) in accrued expenses           11,352          12,797         115,540
     Increase (decrease) in management
      compensation liability                           18,300               -         253,730
     Decrease in tax liabilities                            -               -         (79,525)
                                                -------------   -------------   -------------
     NET CASH USED IN OPERATING ACTIVITIES:           (38,961)        (36,699)       (565,242)
                                                -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                   -               -         (30,180)
  Proceeds from sale of investments                         -               -          23,336
                                                -------------   -------------   -------------
     NET CASH USED IN
       INVESTING ACTIVITIES                                 -               -          (6,844)
                                                -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                            -           4,530          (2,586)
  Proceeds from notes payable                          20,000               -         130,000
  Repayment of note payable                                 -               -         (50,000)
  Advance from officer                                 19,526          31,300         488,584
  Repayment of advance to officer                                           -        (278,196)
  Proceeds from issuance of common stock                    -               -          25,000
  Proceeds from common stock subscription                   -               -         259,849
                                                -------------   -------------   -------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                            39,526          35,830         572,651
                                                -------------   -------------   -------------
       NET INCREASE (DECREASE) IN CASH                    565            (869)            565

CASH AT BEGINNING OF PERIOD                                 -             869               -
                                                -------------   -------------   -------------
CASH AT END OF PERIOD                           $         565   $          -    $         565
                                                =============   =============   =============
Supplementary disclosures:
  Interest paid in cash                         $      11,777   $      4,002    $     150,404
                                                =============   =============   =============


                            Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 2004 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended June 30, 2004, the Company funded its disbursements using loans from an officer.

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

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and six months ended June 30, 2004 and 2003.

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

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at June 30, 2004 are estimated at approximately $1,135,000 and expire between 2013 and 2024. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $385,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $10,000 during the quarter ended June 30, 2004.

4.   NOTES PAYABLE

     The Company received $20,000 from two minority shareholders during the three months ended June 30, 2004, bringing the outstanding balance of the loans from minority shareholders to $50,000 at June 30, 2004, from $30,000 at December 31, 2003. The Company also has $20,000 of loans from unrelated individuals. These loans bear interest at 10% and are due on demand.

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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for accrued compensation. In June 2002, the Company issued an additional
     187,491 shares of common stock, in February 2004, the Company issued an additional 500,000 shares of common stock, and in May 2004, the Company issued an additional 75,000 shares of common stock. In June 2004, the Company accrued $10,800 of management compensation. The corresponding 108,000 shares of common stock were not yet issued at June 30, 2004.

     In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. At June 30, 2004 50,000 shares for an additional subscription of $9,978 received in previous quarters were issued to PIL S.A. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. At June 30, 2004 the 50,000 shares were issued. The Company does not anticipate the transaction with PIL S.A. will be completed according to the terms of the agreement.

     In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

     In December 2003 the Company accrued $12,500 of consulting fees, which were converted into 1,250,000 shares of common stock at March 31, 2004.

6.   RELATED PARTY

     An officer of the Company advanced $4,076 to the Company during the quarter ended June 30, 2004. These advances bear interest at 10% and have no maturity date. The balance of advances was $208,156 at June 30, 2004 and $188,630 at December 31, 2003.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $3,000 was recorded as expense during the six months ended June 30, 2004 and 2003, respectively.

                            Prepared without audit.
                  See independent accountants' review report.

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

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of June 30, 2004.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of June 30, 2004.

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

Financial Condition

     Total assets at June 30, 2004 were $565. As of December 31, 2003, the Company had no assets and liabilities $517,218.

     The Company's total liabilities as of June 30, 2004 were $496,418. The Company's liabilities include, but are not limited to, $208,156 loans from officers, $39,736 accrued interest, $152,019 attributed to tax liabilities, and $70,000 loan payable.

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

     The Company had a net loss of $30,051 for the three months ended June 30, 2004. This compares to a net loss of $32,041 for the three months ended June 30, 2003. The Company had a net loss of $68,613 for the six months ended June 30, 2004, compared to a net loss of $49,996 for the six months ended June 30, 2003. The Company's expenses for the quarter ended June 30, 2004 consisted of management compensation, professional fees, interest and other expenses.

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

Other Matters

     In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company's capital and bring in new majority shareholders. At December 31, 2002, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In September 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company's common stock. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. These shares were issued during the quarter ended June 30, 2004.

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

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of June 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders.  None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 2004.

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


Dated:   August 23, 2004         PACIFIC ALLIANCE CORPORATION .



                                 By  /s/ Mark A. Scharmann
                                     President/Principal Executive Officer



                                 By  /s/ David Knudson
                                     Principal Financial Officer