Form 10QSB
period 2004-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2004-12-20
CIK 801904

Microsoft Word 10.0.5522;3



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X.

Common Stock outstanding at December 8, 2004 - 14,520,000 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.

                    For the Quarter ended September 30, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
Item 1. Financial Statements:                                        -----------

            Independent Accountants' Review Report                             3

            Balance Sheet4

            Statement of Operations                                            5

            Statement of Stockholders' Deficit                                 6

            Statements of Cash Flows                                           8

            Notes to Financial Statements                                 9 - 12

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             13

Item 3. Controls and Procedures                                               18

                           PART II - OTHER INFORMATION
                                                                            Page
                                                                            ----
Item 1. Legal Proceedings                                                     18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18
Item 3. Defaults Upon Senior Securities                                       18
Item 4. Results of Votes of Security Holders                                  18
Item 5. Other Information                                                     18
Item 6. Exhibits                                                              18

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders of
Pacific Alliance Corporation


     We have reviewed the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of September 30, 2004 and December 31, 2003, and the statements of operations for the three months and nine months ended September 30, 2004 and 2003 and for the period from inception of the development stage (December 21, 1995) through September 30, 2004 and cash flows for the nine months ended September 30, 2004 and 2003 and for the period from inception of the development stage (December 21, 1995) through September 30, 2004, and the statements of stockholder's deficit for the period from inception of the development stage (December 21, 1995) through September 30, 2004. These financial statements are the responsibility of the management of Pacific Alliance Corporation.

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




/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 22, 2004

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                                    September 30,   December 31,
                                                        2004            2003
                                                        ----            ----
                                                     (unaudited)     (audited)
CURRENT ASSETS

  Cash                                              $       153               -
  Prepaid expenses                                          500               -
                                                    ------------    ------------


     TOTAL ASSETS                                   $       653     $         -
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued interest                                  $    45,224     $    32,384
  Other accrued expenses                                 10,632          11,707
  Notes payable, note 4                                  70,000          50,000
  Advance from officer, note 6                          232,256         188,630
  Current portion of tax liabilities, note 2             92,398          92,398
                                                    ------------    ------------

     TOTAL CURRENT LIABILITIES                          450,510         375,119
                                                    ------------    ------------

LONG TERM LIABILITIES
  Management compensation liability, note 5              20,160          50,000
  Tax liabilities, note 2                                59,621          59,621
  Common stock subscription liability, note 5                 -          12,500
  Common stock subscription deposit, note 5                   -          19,978
                                                    ------------    ------------

     TOTAL LIABILITIES                                  530,291         517,218
                                                    ------------    ------------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001,
    30,000,000 shares authorized, 14,520,000 and
    12,595,000 shares issued and outstanding, note5     427,921         425,996
  Additional paid in capital                          2,597,270       2,509,217
  Accumulated deficit prior to the development stage (2,632,447)     (2,632,447)
  Accumulated deficit during the development stage     (922,382)       (819,984)
                                                    ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT                       (529,638)       (517,218)
                                                    ------------    ------------
       TOTAL LIABILITIES AND

         STOCKHOLDERS' DEFICIT                      $       653               -
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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                            From
                                                                                         Inception
                                                                                           of the
                                                                                         Development
                                                                                           Stage,
                                 Three          Nine         Three          Nine          December
                                 Months        Months        Months         Months        21, 1995,
                                 ended         ended         ended          ended         Through
                                Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
                                  2004          2004          2003           2003           2004
                              -------------  ------------  ------------  -------------  ------------
SALES                         $          -   $         -   $         -   $          -   $         -

GROSS MARGIN                             -             -             -              -             -

OPERATING EXPENSES                       -             -             -              -             -

OTHER INCOME (EXPENSES)
  Professional fees                 (2,744)      (16,970)       (8,000)       (31,465)     (265,124)
  Management compensation,
    note 5                          (9,360)      (27,660)      (23,549)       (23,549)     (263,090)
  Office expenses                   (1,500)       (4,500)       (1,500)        (4,500)      (45,400)
  Other expenses                   (12,647)      (26,104)       (3,840)       (12,828)      (90,254)
  Taxes                                  -             -             -              -       (26,000)
  Interest expense                  (7,534)      (27,164)       (5,075)       (19,618)     (210,444)
  Gain (loss) on investments                           -                                     (6,844)
  Reorganization fees                    -             -             -              -       (84,301)
                              -------------  ------------  ------------  -------------  ------------
     LOSS BEFORE
       EXTRAORDINARY ITEM          (33,785)     (102,398)      (41,964)       (91,960)     (991,457)

EXTRAORDINARY ITEM
  Gain on forgiveness of tax
       debt, note 7                      -             -             -              -        69,075
                              -------------  ------------  ------------  -------------  ------------

       NET LOSS               $    (33,785)  $  (102,398)  $   (41,964)  $    (91,960)  $  (922,382)
                              =============  ============  ============  =============  ============

BASIC AND DILUTED NET
  LOSS PER SHARES             $     (0.002)  $    (0.007)  $    (0.003)  $     (0.008)
                              =============  ============  ============  =============

WEIGHTED AVERAGE

  NUMBER OF SHARES              14,520,000    14,083,139    12,648,125     12,220,326
                              =============  ============  ============  =============

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                              Accumulated  Accumulated
                               Shares                           Deficit     Deficit
                                 of                Additional    Prior       After
                               Common     Common    Paid-in   to December   December
                               Stock      Stock     Capital     21, 1995    21, 1995      Total
                            ------------ -------- ----------- ------------ ---------- ------------
Balance at
  December 21, 1995          12,594,422  $415,500 $  471,500  $(2,632,447) $       -  $(1,745,447)
Reverse split 1-for-6,
  note 5                    (10,495,297)        -          -            -          -            -
Conversion of trade
  accounts payable, note 5    1,458,005     1,458  1,456,547            -          -    1,458,005
Issuance of common
    common stock for
    cash, note 5              5,000,000     5,000     20,000            -          -       25,000
Issuance of
  common stock for
  services, note 5              216,000       216        864            -          -        1,080
Conversion of debt,
  note 5                        300,000       300     14,700            -          -       15,000
Issuance of common
  stock for IRS claim
  reduction, note 5              80,078        80     79,998            -          -       80,078
Issuance of
  common stock, note 5        1,250,000     1,250    248,621            -          -      249,871
Conversion of
  management
  compensation liability,
  note 5                      1,854,292     1,854    183,575            -          -      185,429
Issuance of common
  stock for consulting
  services, note 5              337,500       338     33,412            -          -       33,750
Activity from
  December 21, 1995
  through December
  31, 2002                            -         -          -            -   (675,396)    (675,396)
                            ------------ -------- ----------- ------------ ---------- ------------
Balance at
  December 31, 2002          12,595,000   425,996  2,509,217   (2,632,447)  (675,396)    (372,630)
 Net loss                             -         -          -            -    (91,960)     (91,960)
                            ------------ -------- ----------- ------------ ---------- ------------
Balance at
  September 30, 2003         12,595,000   425,996  2,509,217   (2,632,447)  (767,356)    (464,590)
Net loss                              -         -          -            -    (52,628)     (52,628)
                            ------------ -------- ----------- ------------ ---------- ------------
Balance at
  December 31, 2003          12,595,000   425,996  2,509,217   (2,632,447)  (819,984)    (517,218)

                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                              Accumulated  Accumulated
                               Shares                           Deficit     Deficit
                                 of                Additional    Prior       After
                               Common     Common    Paid-in   to December   December
                               Stock      Stock     Capital     21, 1995    21, 1995      Total
                            ------------ -------- ----------- ------------ ---------- ------------
Issuance of common
  stock for consulting
  services, note 5             1,250,000    1,250      11,250           -          -     12,500
Insurance of stock for
  cash, note 5                   100,000      100      19,878           -          -     19,978
Conversion of management
  compensation liability,
   note 5                        575,000      575      56,925           -          -     57,500
Net loss                               -        -           -           -   (102,398)  (102,398)
                            ------------ -------- ----------- ------------ ---------- ---------
Balance at
  September 30, 2004          14,520,000 $427,921 $ 2,597,270 $(2,632,447) $(922,382) $(529,638)
                             =========== ======== =========== ============ ========== =========
































                           Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                               From Inception
                                                                                   of the
                                                                                Development
                                                                                   Stage,
                                                   Nine months   Nine months     December 21,
                                                     ended          ended       1995, Through
                                                 Sept. 30, 2004 Sept. 30, 2003 Sept. 30, 2004
                                                 -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $    (102,398) $     (91,960) $    (922,382)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    (Gain) loss on investments                               -              -          6,844
    Gain on forgiveness on tax debt                          -              -        (69,075)
    Change in assets and liabilities
     Decrease in prepaid expenses                         (500)                         (500)
     Decrease in accounts receivable                         -              -         95,841
     Increase (decrease) in accrued expenses            11,765         16,371        115,953
     Increase (decrease) in management
       compensation liability                           27,660         23,549        263,090
     Decrease in tax liabilities                             -              -        (79,525)
                                                 -------------- -------------- --------------
     NET CASH USED IN OPERATING ACTIVITIES:            (63,473)       (52,040)      (589,754)
                                                 -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                    -              -        (30,180)
  Proceeds from sale of investments                          -              -         23,336
                                                 -------------- -------------- --------------
     NET CASH USED IN
       INVESTING ACTIVITIES                                  -              -         (6,844)
                                                 -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                             -              -         (2,586)
  Proceeds from notes payable                           20,000              -        130,000
  Repayment of note payable                                  -              -        (50,000)
  Advance from officer                                  43,626         52,050        512,684
  Repayment of advance to officer                                           -       (278,196)
  Proceeds from issuance of common stock                     -              -         25,000
  Proceeds from common stock subscription                    -              -        259,849
                                                 -------------- -------------- --------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                             63,626         52,050        596,751
                                                 -------------- -------------- --------------
       NET INCREASE (DECREASE) IN CASH                     153             10            153

CASH AT BEGINNING OF PERIOD                                  -            869              -
                                                 -------------- -------------- --------------
CASH AT END OF PERIOD                            $         153  $         879            153
                                                 ============== ============== ==============
Supplementary disclosures:
  Interest paid in cash                          $      14,324  $       4,503  $     152,951
                                                 ============== ============== ==============

                            Prepared without audit.
                See independent accountants' review report and
                         notes to financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 2004 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended September 30, 2004, the Company funded its disbursements using loans from an officer.

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximate fair value

     Statement of Financial Accounting Standards No. 128

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2004 and 2003.

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

3.   INCOME TAXES

     The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at September 30, 2004 are estimated at approximately $1,135,000 and expire between 2013 and 2024. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $396,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by approximately $11,000 during the quarter ended September 30, 2004.

4.   NOTES PAYABLE

     Notes payable to minority shareholders amounted to $50,000 at September 30, 2004 and $30,000 at December 31, 2003. The Company also has $20,000 of loans from unrelated individuals. These loans bear interest at 10% and are due on demand.

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

     Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company's net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for accrued compensation. In June 2002, the Company issued an additional
     187,491 shares of common stock, in February 2004, the Company issued an additional 500,000 shares of common stock, and in May 2004, the Company issued an additional 75,000 shares of common stock. In September 2004 and June 2004, the Company accrued $9,360 and $10,800, respectively, of management compensation. The corresponding 93,600 and 108,000 shares of common stock were not yet issued at September 30, 2004.

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

6.   RELATED PARTY

     An officer of the Company advanced $24,100 to the Company during the quarter ended September 30, 2004. These advances bear interest at 10% and have no maturity date. The balance of advances was $232,256 at September 30, 2004 and $188,630 at December 31, 2003.

     During the three months ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $4,500 was recorded as expense during the nine months ended September 30, 2004 and 2003, respectively.

                             Prepared without audit.
                   See independent accountants' review report.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

     3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of September 30, 2004.

     4.  Liabilities   with  respect  to  other  tax  authorities   amounted  to
approximately $59,621 as of September 30, 2004.

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

Financial Condition

     Total assets at September 30, 2004 were $653. As of December 31, 2003, the Company had no assets and liabilities $517,218.

     The Company's total liabilities as of September 30, 2004 were $530,291. The Company's liabilities include, but are not limited to, $232,256 loans from officers, $45,224 accrued interest, $152,019 attributed to tax liabilities, and $70,000 loan payable.

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

     The Company had a net loss of $33,785 for the three months ended September 30, 2004. This compares to a net loss of $41,964 for the three months ended September 30, 2003. The Company had a net loss of $102,398 for the nine months ended September 30, 2004, compared to a net loss of $91,960 for the nine months ended September 30, 2003. The Company's expenses for the quarter ended September 30, 2004 consisted of management compensation, professional fees, interest and other expenses.

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

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of September 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Unregistered  Sales of Equity  Securities  and Use of  Proceeds.
              None.

Item 3.       Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2004.

Item 5.       Other Information.

Item 6.       Exhibits.   31.1 Certification of Chief Executive Officer Pursuant
                          to Section 302 of the Sarbanes Oxley Act of 2002.

                          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

                          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   December 20, 2004            PACIFIC ALLIANCE CORPORATION



                                      By   /s/ Mark A. Scharmann
                                           President/Principal Executive Officer



                                      By   /s/ David Knudson
                                           Principal Financial Officer