Form 10KSB
period 2004-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2005-05-25
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 33-08732-D

PACIFIC ALLIANCE CORPORATION
(Name of Small Business Issuer as specified in its charter)

Delaware	87-044584-9
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)
1661 Lakeview Circle
Ogden, UT 84403
(Address of principal executive offices)

Issuer’s telephone number, including area code: (801) 399-3632

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act : None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Issuer’s revenues for the fiscal year ended December 31, 2004 were -0-.

As of May 18, 2005, 14,802,300 shares of the Issuer’s common stock were issued and outstanding of which 6,893,671 were held by non-affiliates. As of May 18, 2005, there was no active market in the Issuers securities.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Certain information in this Form 10-KSB include information that is forward looking, such as the Company’s opportunities to tax obligations, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company’s business. These risks and uncertainties include, but are not limited to, certain other risks described in Item 1 and in Item 7 of this Form10-KSB. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

General

Pacific Alliance Corporation (the “Company”) is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On June 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the “Confirmation Date”), the United States Bankruptcy Court for the Central District of California Confirmed the Company’s Modified Plan of Reorganization (the “Plan”) and First Amended Disclosure Statement (the “Disclosure Statement”). The Effective Date of the Plan was June 8, 1997. The Company’s current business plan calls for it to locate and acquire an operating company. Currently, we are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate.

History

The Company was organized on April 22, 1986 under the laws of the State of Utah under the name of Kaiser Research, Inc. On December 2, 1994, the Company changed its domicile from the State of Utah to the State of Delaware through a reincorporation merger. In order to effect the reincorporation merger, the Company formed a wholly-owned subsidiary under Delaware law under the name of PACSYND, Inc. After the change of the Company’s domicile, it acquired a privately held corporation (“Private PSI”) in a merger transaction, and in connection therewith, the Company’s name was changed to Pacific Syndication, Inc.

After the acquisition of Private PSI in December 1994, and prior to its filing of a Petition under Chapter 11, the Company was engaged in the business of transmitting television programming to television stations and others via satellite or land deliveries on behalf of production companies, syndicators and other distributors of television programming. Although the Private PSI was not the survivor of the Merger, and did not exist after the Merger, pursuant to the accounting requirements of the Securities and Exchange Commission the Merger was treated as a “reverse merger” and, solely for accounting purposes, Private PSI was deemed to be the survivor.

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

Chapter 11 Plan of Reorganization

On June 23, 1995, the Company filed a Petition under Chapter 11 of the U.S. Bankruptcy Code. As of December 1995, the Company had sold most of its assets, reduced its debt and terminated its operations. By that date, there was no trading market in the Company’s securities. In 1996, Troika Capital, Inc. (“Troika”), a Utah corporation, agreed to assist the Company in developing a Plan of Reorganization which would provide the Company, its shareholders and creditors with at least a possibility of recouping all or some of their investment in the Company or the debts owed to them by the Company. Troika is a privately-owned Utah corporation which has been involved in various company formations, mergers and financings.

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

10.
Assist the post-merged company with shareholder relations, financial public relations and with attempts to interest a broker-dealer in developing a public market for the Company’s common stock so that the Company’s shareholders (including creditors whose debt was converted into shares of the Company’s common stock) may ultimately have a opportunity to liquidate their shares for value in market or in privately negotiated transactions.

The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997.

Post Confirmation Date Activities

Since the Confirmation of the Plan of Reorganization the following have occurred:

1.	Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

2.	The Company completed its audited financial statements for the years ended December 31, 1995 through 2004.

3.	Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of December 31, 2004.

4.	The Company effected a 1-for-6 reverse split of its issued an outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

5.	The Company changed its name to Pacific Alliance Corporation.

6.	The Company obtained the preliminary agreement of a registered-broker to make a market in the Company’s common stock.

7.
The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities which was effective through March 31, 1999.

8.	The Company prepared and filed Form 10-KSB’s for the years ended December 31, 1996 - 2003 and with this Form 10-KSB, for the year ended December 31, 2004.

9.	Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

Business Plan

The Company’s current business plan is to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a ‘Target Business”). The Company intends to utilize its limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which the Company believes has significant growth potential. The Company’s efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located primarily elsewhere. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources the Company will, in all likelihood, have the ability to effect only a single Business Combination.

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

Probable Lack of Business Diversification. As a result of the limited resources of the Company, the Company, in all likelihood, will have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company’s success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company’s probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate subsequent to consummation of a Business Combination. The prospects for the Company’s success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Target Business by the Company, there can be no assurance that the Target Business will prove to be commercially viable.

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

Limited Ability to Evaluate Management of a Target Business. The role of the present management of the Company, following a Business Combination, cannot be stated with any certainty. Although the Company intends to scrutinize closely the management of a prospective Target Business in connection with its evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that the Company’s assessment of such management will prove to be correct. While it is possible that certain of the Company’s directors or its executive officers will remain associated in some capacities with the Company following consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the particular Target Business. The Company also may seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that the Company will have the ability to recruit additional personnel or that such additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that the future management of the Company will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development.

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

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company’s business objectives. In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws) cannot presently be ascertained with any degree of certainty. The Company’s current executive officers and directors intend to devote only a small portion of their time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company’s management devoted their full time to the Company’s affairs. However, each officer and director of the Company will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

The Company anticipates that various prospective Target Businesses will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company’s executive officer, directors and their affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, it may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis (other than the independent investment banker), the Company may engage such firms in the future, in which event the Company may pay a finder’s fee or other compensation.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company’s tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

There currently are no limitations on the Company’s ability to borrow funds to effect a Business Combination. However, the Company’s limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company’s capital requirements, potential lenders’ evaluation of the Company’s ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on the Company’s financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

Competition

The Company expects to encounter intense competition from other entities having business objectives similar to that of the Company. Many of these entities are well established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company’s financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than the Company. This inherent competitive limitation may compel the Company to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit the Company to satisfy its stated business objectives.

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

Troika and its affiliate will vote all of their shares of the Company’s common stock for or against any merger proposal in the same ratio which the shares owned by other shareholders are voted. This will permit other shareholders to be able to effectively determine whether the Company acquires any particular Operating Company. The merger will be effected only if a majority of the other shareholders attending the meeting of shareholders in person and/or by proxy, vote in favor of such proposed merger. The shares of Troika and its affiliates will be included for purposes of determining whether a quorum of shareholders is present at the meeting.

Employees

As of the date of this Prospectus, the Company has no full time employees.

ITEM 2. PROPERTIES

The Company’s offices are located at 1661 Lakeview Circle, Ogden, UT 84403. The Company, pursuant to an oral agreement, utilizes an office at the residence of Mark A. Scharmann, a stockholder of the Company and the Company’s President.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented to the Company’s Shareholders for a vote during the last quarter of 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

There is no active market for the Company’s common stock. The Company’s common stock is sporadically traded on a workout basis in the over-the-counter market.

Shares Issued in Unregistered Transactions in 2004

We issued shares of our common stock in unregistered transactions during 2004. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

Issued To	Number of Shares	Date	Consideration
Northcliffe Consulting	1,000,000	2/24/04	Consulting Services valued at $10,000
William M. Hynes, II	250,000	2/24/04	Consulting Services valued at $2,500
Mark A. Scharmann	117,460	2/24/04	Compensation valued at $11,746
David Knudson	377,515	2/24/04	Compensation valued at $37,752
Dan Price	5,025	2/24/04	Compensation valued at $503
Pil S.A.	100,000	5/14/04	$19,978
Mark A. Scharmann	41,250	5/14/04	Compensation valued at $4,125
David Knudson	33,750	5/14/04	Compensation valued at $3,375
Mark A. Scharmann	93,000	11/22/04	Compensation valued at $9,300
David Knudson	189,300	11/22/04	Compensation valued at $18,930
Total:	2,207,300

Shares Issued in Unregistered Transactions Prior to 2004

Shares Issued Prior to Confirmation Date

Immediately prior to the confirmation of the Company’s Plan of Reorganization by the Bankruptcy Court on May 28, 1997, there were a total of 12,594,422 shares of the Company’s common stock issued and outstanding. The Plan of Reorganization, called for a 1-for-6 reverse split of the issued and outstanding shares which reduced the 12,594,422 shares to 2,099,125 shares.

Shares Issued to Troika

Pursuant to the Plan of Reorganization, 5,000,000 shares of the Company’s common stock, calculated after the reverse stock split, were issued to Troika Capital Investment. The shares issued to Troika were issued pursuant to Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”).

Shares Issued to Creditors

A total 1,458,005 shares of the Company’s common stock (calculated after the 1-for-6 reverse stock split) were issued to creditors pursuant to the Plan of Reorganization. In exchange for every $1.00 of Allowed Unsecured Claims (as defined in the Plan of Reorganization) a creditor was issued one share of common stock, one Class A Warrant and One Class B Warrant. Each Class A Warrant entitles the holder to purchase one share of the Company’s common stock at $2.50 per share for a period of three years commencing on the Effective Date of the Plan. Class A Warrants expired in 2000 and none were exercised. Each Class B Warrant entitles the holder to purchase one share of the Company’s common stock at $5.00 per share for a period of five years commencing on the Effective Date of the Plan. The Effective Date of the Plan was June 8, 1997. The 1,458,005 shares and the Class A and Class B Warrants issued to claim holders, were issued under Section 1145 of the United States Bankruptcy Code (the “Code”). Section 1145 provides that the securities registration requirements of federal, state and local laws do not apply to the offer or sale of securities issued by a debtor (or its successor) if (i) the offer or sale occurs under a plan of reorganization and (ii) the securities are transferred in exchange (or principally in exchange) for a claim against or interest in the debtor. Accordingly, under Section 1145 of the Code, the issuance of common stock in exchange for a Claim against the Company was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”) and from the registration requirements of any state securities laws. Approximately 86 creditors were issued shares in exchange for claims against the Company.

Resales or Transfers of Plan Securities. Any person who is not an “underwriter” under Section 1145 of the Code or a “dealer” under the 1933 Act and who transfers shares received under the Plan (“Plan Securities”) need not comply with the registration requirements of the 1933 Act or of any state securities laws. The term “underwriter”, as used in Section 1145, includes four categories of persons, which are referred to in this Disclosure Statement as “Controlling Persons”, “Accumulators”, “Distributors” and “Syndicators”. “Dealers” and the four types of underwriters are discussed below.

a. Controlling Persons. “Controlling Persons” are persons who, after the Effective Date, have the power, whether direct or indirect and whether formal or informal, to control the management and policies of the reorganized debtor. Whether a person has such power depends on a number of factors, including the person’s equity in the reorganized debtor relative to other equity holders, and whether the person, acting alone or in concert with others, has a contractual or other relationship giving that person power over management policies and decisions. In order to transfer the Plan Securities without registration, a Controlling Person would be required to comply with the restrictions set forth in SEC Rule 144, other than the holding period requirement set forth in that Rule. The restrictions of Rule 144 are complicated. In general, in order for the resale of Plan Securities by a Controlling Person to be permissible under Rule 144, the Controlling Person must not sell during any three-month period, more than one percent of the Company’s common stock (or, if greater, the average weekly report volume of trading in such securities).

b. Accumulators and Distributors. “Accumulators” are persons who purchase a Claim against or Interest in the Company with a view to distribution of any Plan Securities to be received under the Plan in exchange for such Claim or Interest. “Distributors” are persons who offer to sell Plan Securities for the holders of those securities. In a 1986 SEC No- Action Letter (Manville Corp.), the SEC staff took the position that resales by Accumulators and Distributors of securities distributed under a plan are exempt from the registration requirements of the 1933 Act if made in “ordinary trading transactions”. The SEC staff took the position that a transaction is an ordinary trading transaction if it is made on an exchange or in the over-the-counter market at a time when the issuer is a reporting company under the 1934 Act and does not involve any of the following factors:

(i) concerted action by recipients of Plan Securities in connection with the sale of such securities, concerted action by distributors on behalf of one or more such recipients in connection with such sales, or both;
(ii) informational documents concerning the offering of the securities prepared or used to assist in the resale of such securities other than this Disclosure Statement and any supplements hereto and documents filed with the SEC by the issuer pursuant to the 1934 Act; or
(iii) special compensation to brokers and dealers in connection with the sale of such securities designed as a special incentive to resell such securities, other than compensation that would be paid pursuant to arm’s length negotiations between a seller and a broker or dealer, each acting unilaterally, and not greater than the compensation that would be paid for a routine similar-sized sale of a similar issue.

c. Syndicators. “Syndicators” are persons who offer to buy Plan Securities from the holders with a view to distribution, under an agreement made in connection with the Plan, with consummation of the Plan or with the offer or sale of securities under the Plan.

d. Dealers. “Dealers” are persons who engage either for all or part of their time, directly or indirectly, as agent, broker, or principal, in the business of offering, buying, selling, or otherwise dealing or trading in securities. Section 4(3) of the 1933 Act exempts transactions in the Plan Securities by dealers taking place more than 40 days after the Effective Date. Within the 40-day period after the Effective Date, transactions by dealers who are stockbrokers are exempt from the 1933 Act pursuant to Section 1145 (a) (4) of the Code, as long as the stockbrokers deliver a copy of this Disclosure Statement (and periodic supplements hereto, if any, as ordered by the Court) at or before the time of delivery of Plan Securities to their customers. This requirement specifically applies to trading and other after-market transactions in such securities. In this regard, however, in the 1986 SEC No-Action Letter (Manville Corp.), the staff of the SEC took the position that it would not recommend action if stockbrokers did not comply with the Disclosure Statement delivery requirements of Section 1145 (a) (4) as long as the issuer of the securities was a reporting person under the 1934 Act and was current and timely in its reporting obligations.

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

Issued To	Number of Shares	Date	Consideration
Harold Spector	16,000	5/28/98	Consulting services valued at $80
Workout Specialists, Inc.	200,000	6/29/98	Consulting services valued at $1,000
William M. Hynes, II	80,078	9/30/98	These shares were issued to Mr. Hynes as payment in full for $80,077.57 in IRS tax credits transferred to the Company by Mr. Hynes.
Mark Scharmann	300,000	2/29/00	Repayment of $15,000 loan from Mark Scharmann
William M. Hynes, II	150,000	5/20/00	Consulting Services valued at $15,000
Michael Harrop	187,500	8/7/02	Consulting Services valued at $18,750
PIL S.A.	1,250,000	6/28/02	$249,871
Total:	2,183,578

Shares Issued for Services Prior to 2004

Those persons who have been serving as the Company’s officers and directors since 1996 have been issued shares of common stock for services rendered in lieu of cash compensation. Total compensation shares issued to each of the Company’s officers and directors is as follows:

Mark A. Scharmann	753,776
Dan Price	37,275
David Knudson	1,563,241

Holders

As of May 18, 2005, there were 14,802,300 shares of common stock outstanding and approximately 150 stockholders of record of common stock.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Limitation on Directors’ Liability, Charter Provisions and Other Matters

Delaware law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors’ fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Delaware law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Delaware law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Delaware law.

The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders.

Our Bylaws provide indemnification to our officers and directors and certain other persons with respect to certain matters. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Transfer Agent and Registrar

Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone (801) 484-7222.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company is currently inactive. Our current business plan calls for us to locate and acquire an operating company. Currently, we are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate.

We were previously engaged in the business of distributing television programming. On September 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the “Confirmation Date”), the United States Bankruptcy Court for the Central District of California Confirmed the Company’s Modified Plan of Reorganization (the “Plan”) and First Amended Disclosure Statement (the “Disclosure Statement”). The Effective Date of the Plan was June 8, 1997. On February 23, 2000, United States Bankruptcy Judge Kathleen T. Lax entered a “Final Decree Order Pursuant to Bankruptcy Code Section 350”, and thereby issued a final decree closing the bankruptcy case. The claim by the Internal Revenue Service was not discharged by the Final Decree Order.

Our Plan of Operation is further described in Item 1 of this Form 10-KSB.

Liquidity and Capital Resources

As of December 31, 2004, we had no assets. Therefore, we are dependent upon loans and advances from our management and affiliates to fund our expenses pending the completion of a merger or acquisition. As of December 31, 2004, we had total liabilities of $549,423 of which $152,019 was for tax liabilities. At December 31, 2004, a total of $334,822 of our liabilities was for funds loaned to us by management and other stockholders compared to $238,630 in such loans as of December 31, 2003. At December 31, 2004, a total of $28,230 of our liabilities was for accrued compensation expenses for our officers and directors. Such expenses will be paid by the issuance of shares of our common stock at a price of $.10 per share

In the event we are able to locate an acquisition candidate, we anticipate that some or all our debt to management and others will be converted into additional shares of common stock. The conversion price, if a conversion of debt was to occur, of which there can be no assurance, has not been established.

We intend to pay for various filing fees and professional fees relating to our reporting obligations and to fund the costs which may arise from seeking new business opportunities.

It is likely that we will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that we will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of our common stock which will result in the dilution of the percentage ownership of the current shareholders.

The auditors’ report on our December 31, 2004 financial statements contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital. We will continue to be an inactive company unless and until we raise additional capital and acquire an operating company. There can be no assurance that either will occur.

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue for the year ended December 31, 2004 or the year ended December 31, 2003. We anticipate that we will not generate any revenues until we acquire or merge with another company.

Our total expenses of $237,913 for the year ended December 31, 2004 compared to $144,588 for the year ended December 31, 2003. Our total cost of compensation for the year ended December 21, 2004 was $35,730 compared to $35,128 for the year ended December 31, 2003. Our total interest costs were $41,596 for the year ended December 31, 2004 compared to $25,290 for year ended December 31, 2003.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have terminated our previous operations and such operations are treated as discontinued operations for financial statement purposes.

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

Income Taxes. In determining the carrying value of the Company’s net deferred tax assets, the Company will be required to assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management will be required to evaluate the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We currently have no intangible assets. At such time as we have intangible assets, we will adopt the new rules on accounting for goodwill and other intangible assets, Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

Revenue Recognition. At such time as we have revenues from operations, we will adopt revenue recognitions policies consistent with generally acceptable accounting standards.

Stock-Based Compensation. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation” -- Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25,” and have adopted the disclosure-only provisions of SFAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with FAS 123 and Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

Interest Rate Risk

We currently have debt and will undoubtedly incur debt to finance our operations. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

Plan of Operation

The Company’s current plan of operation is to acquire another operating company. (See “Item 1 - Description of Business - Current Business Plan.”)

It is likely that any acquisition will be a “reverse merger” acquisition whereby the Company acquires a larger company by issuing shares of the Company’s common stock to the shareholders of the larger company. Although the Company would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be the controlling shareholders of the Company and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by the Company will do so as method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering. Even if the Company is able to acquire another company, there can be no assurance that the Company will ever operate at a profit.

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

Forward Outlook and Risks

This Form 10-KSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Pacific Alliance are expressly qualified in their entirety by the Cautionary Statements. we disclaim, however, any intent or obligation to update our forward-looking statements.

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

Seeking to Achieve Public Trading Market through Business Combination. While a prospective Target Business may deem a consummation of a Business Combination with the Company desirable for various reasons, a Business Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control and the time and expense incurred to comply with various Federal and state securities laws that regulate initial public offerings. Nonetheless, there can be no assurance that there will be an active trading market for the Company’s securities following the completion of a Business Combination or, if a market does develop, as to the market price for the Company’s securities.

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

Conflicts of Interest; Absence of Independent Directors. None of the Company’s directors or executive officers are required to commit their full time to the affairs of the Company and it is likely that such persons will not devote a substantial amount of time to the affairs of the Company. Such personnel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if the Company’s management devoted their full time to the Company’s affairs.

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

Competition. We expect to encounter intense competition from other entities having business objectives similar to our business objectives. Many of these entities, including venture capital partnerships and corporations, shell companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company’s financial resources will be limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than we can. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve our business objectives.

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

Risk of Application of Penny Stock Rules. Our common stock is subject to the penny stock rules as adopted by the Securities and Exchange Commission (the “Commission”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock remains subject to the penny stock rules, investors in the Offering may find it more difficult to sell their shares.

ITEM 7. FINANCIAL STATEMENTS

[LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Pacific Alliance Corporation
Ogden, Utah

We have audited the accompanying balance sheet of Pacific Alliance Corporation as of December 31, 2004, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations, has a stockholders deficit and minimal working capital. Together these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
May 23, 2005

[LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
Pacific Alliance Corporation

We have audited the accompanying balance sheets of Pacific Alliance Corporation (a Delaware corporation in the Development Stage) as of December 31, 2003 and 2002, and the statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from inception of the development stage (December 21, 1995) through December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate revenue and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 26, 2004

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
December 31,
2004
CURRENT ASSETS
Cash	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Overdraft	$12
Accrued interest	$39,464
Other accrued expenses	23,106
Note payable, note 4	20,000
Notes payable - related parties, note 4	89,986
Advance from officer, note 6	224,836
Current portion of tax liabilities, note 2	92,398

TOTAL CURRENT LIABILITIES	489,802

LONG TERM LIABILITIES
Tax liabilities, note 2	59,621

TOTAL LIABILITIES	549,423

STOCKHOLDERS' DEFICIT
Common stock, par value $.001,
30,000,000 shares authorized, 14,802,300
shares issued and outstanding	14,802
Additional paid in capital	3,126,119
Accumulated deficit prior to the development stage	(2,632,447)
Accumulated deficit during the development stage	(1,057,897)

TOTAL STOCKHOLDERS' DEFICIT	(549,423)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$-

See Independent Auditors’ Report
The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
			of the
			Development
			Stage,
			December 21,
			1995, Through
	December 31, 2004	December 31, 2003	December 31, 2004

SALES	$-	$-	$-

GROSS MARGIN	-	-	-

OPERATING EXPENSES	-	-	-

OTHER INCOME (EXPENSES)
Professional fees	(109,286)	(50,415)	(357,440)
Management compensation,
note 5	(35,730)	(35,128)	(271,160)
Office expenses	(6,000)	(6,000)	(46,900)
Other expenses	(45,301)	(27,755)	(109,451)
Taxes	-	-	(26,000)
Interest expense	(41,596)	(25,290)	(224,876)
Gain (loss) on investments	-		(6,844)
Reorganization fees	-	-	(84,301)

LOSS BEFORE
EXTRAORDINARY ITEM	(237,913)	(144,588)	(1,126,972)

EXTRAORDINARY ITEM
Gain on forgiveness of tax
debt, note 7	-	-	69,075

NET LOSS	$(237,913)	$(144,588)	$(1,057,897)

BASIC AND DILUTED NET
LOSS PER SHARES	$(0.02)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES	13,913,621	12,595,000

See Independent Auditors’ Report
The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated	Accumulated
	Shares of		Additional	Deficit Prior	Deficit After
	Common	Common	Paid-in	to December	December
	Stock	Stock	Capital	21, 1995	21, 1995
Balance at
December 21, 1995	2,099,125	$2,099	$884,901	$(2,632,447)	$-

Conversion of trade accounts
payable, note 5	1,458,005	1,458	1,456,547	-	-

Issuance of common stock for
cash, note 5	5,000,000	5,000	20,000	-	-

Issuance of
common stock for services,
note 5	216,000	216	864	-	-

Conversion of debt, note 5	300,000	300	14,700	-	-

Issuance of common stock for IRS
claim reduction, note 5	80,078	80	79,998	-	-

Issuance of
common stock, note 5	1,250,000	1,250	248,621	-	-

Conversion of
Management compensation
liability, note 5	1,854,292	1,854	183,575	-	-

Issuance of common
stock for consulting				-	-
services, note 5	337,500	338	33,412	-	-

Activity from
December 21, 1995 through
December 31, 2002	-	-	-	-	(675,396)

Balance at
December 31, 2002	12,595,000	12,595	2,922,618	(2,632,447)	(675,396)

Net loss for the year ended
December 31, 2003	-	-	-	-	(144,588)

Balance at
December 31, 2003	12,595,000	12,595	2,922,618	(2,632,447)	(819,984)

See Independent Auditors’ Report
The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated	Accumulated
	Shares of		Additional	Deficit Prior	Deficit After
	Common	Common	Paid-in	to December	December
	Stock	Stock	Capital	21, 1995	21, 1995
Issuance of common
stock for consulting
services, note 5	1,250,000	1,250	98,750	-	-

Issuance of stock for
cash, note 5	100,000	100	19,878	-	-

Issuance of Common
stock for management
compensation expense,
note 5	857,300	857	84,873	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(237,913)

Balance at
December 31, 2004	14,802,300	$14,802	$3,126,119	$(2,632,447)	$(1,057,897)

See Independent Auditors’ Report
The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			From Inception
			of the
			Development
			Stage,
			December 21,
			1995, Through
	December 31, 2004	December 31, 2003	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,913)	$(144,588)	$(1,057,897)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	185,730	-	185,730
(Gain) loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Change in assets and liabilities
Decrease in prepaid expenses	-	500	-
Decrease in accounts receivable	-	-	95,841
Increase (decrease) in accrued expenses	18,479	22,542	122,667
Increase (decrease) in management compensation payable	(82,478)	35,127	152,952
Decrease in tax liabilities	-	-	(79,525)
NET CASH USED IN OPERATING ACTIVITIES:	(116,182)	(86,419)	(642,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
NET CASH USED IN
INVESTING ACTIVITIES	-	-	(6,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	12	-	(2,574)
Proceeds from notes payable	59,986	-	169,986
Repayment of note payable	-	-	(50,000)
Advance from officer	43,627	85,550	512,685
Repayment of advance to officer	(7,421)	-	(285,617)
Proceeds from issuance of common stock	19,978	-	44,978
Proceeds from common stock subscription	-	-	259,849
NET CASH PROVIDED BY
FINANCING ACTIVITIES	116,182	85,550	649,307

NET INCREASE (DECREASE) IN CASH	-	(869)	-

CASH AT BEGINNING OF PERIOD	-	869	-

CASH AT END OF PERIOD	$-	$-	$-

Supplementary disclosures:
Interest paid in cash	$11,177	$16,505	$149,304

See Independent Auditors’ Report
The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern

Pacific Alliance Corporation (the “Company”), whose name was changed from Pacific Syndication, Inc. in 1997, was originally incorporated in December 1991 under the laws of the State of Delaware. It also became a California corporation in 1991. Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming. In 1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

The Company filed a petition for Chapter 11 under the Bankruptcy Code in June 1995. The debtor in possession kept operating until December 21, 1995, when all assets, except cash and accounts receivable, were sold to a third party, Starcom. The purchaser assumed all post-petition liabilities and all obligations collateralized by the assets acquired.

In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company’s common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 5). The IRS portion of tax liabilities was payable in cash by quarterly installments (see note 2). Repayment of other taxes is still being negotiated.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2004 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended December 31, 2004, the Company funded its disbursements using loans from an officer.

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

See Independent Auditors’ Report

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments approximate fair value.

Earnings Per Share

The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2004 and 2003.

New Accounting Pronouncements

During the year ended December 31, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

See Independent Auditors’ Report

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	SFAS No. 143, Accounting for Asset Retirement Obligations;
•	SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
•	SFAS No. 146, Accounting for Exit or Disposal Activities;
•	SFAS No. 147, Acquisitions of certain Financial Institutions; and
•	SFAS No. 148, Accounting for Stock Based Compensation;
•	SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
•	SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

In addition, during the year ended December 31, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

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

See Independent Auditors’ Report

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

3.	INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2004 are estimated at approximately $1,150,000 and expire between 2013 and 2024. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $391,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $27,400 during the year ended December 31, 2004.

4.	NOTES PAYABLE

During the year 2002, the Company obtained a loan of $20,000 from a third party. The new loan bears interest at 10%, is due on demand, and was still outstanding at December 31, 2004.

Notes payable to minority shareholders amounted to $89,986 at December 31, 2004 and $30,000 at December 31, 2003. These notes bear interest at 10% and are due on demand.

5.	COMMON STOCK AND WARRANTS

On May 28, 1997, a reorganization plan was approved by the Bankruptcy Court. As a result, existing shares of the Company were reverse split 1-for-6 and pre-bankruptcy creditors were issued 1,458,005 shares of Company’s common stock. On November 13, 1997, an additional 5,000,000 shares of common stock were issued (after reverse split) to an officer of the Company in return for proceeds of $25,000 ($.005 per share).

In accordance with the reorganization plan, the pre-bankruptcy creditors were also issued 1,458,005 class “A” warrants and 1,458,005 class “B” warrants. The class “A” warrants allowed the purchase of a share of common stock at an exercise price of $2.50 per share. The “A” warrants expired in June 2000 and none were exercised. The class “B” warrants allowed the purchase of a share of common stock at an exercise price of $5.00 per share, and the warrants expired in June 2002, and none were exercised.

In May and June 1998, the Company issued 16,000 and 200,000 shares of common stock respectively, for professional services received from non-related individuals. These shares were valued at $0.005 per share.

See Independent Auditors’ Report

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

5.	COMMON STOCK AND WARRANTS (Continued)

In June 1998, the IRS applied a personal tax refund from a former officer of the Company against the Company’s tax liability, reducing it by $80,078. In accordance with an agreement between the management and the former officer, 80,078 shares of common stock were issued to the former officer in exchange for the loss of his personal tax refund.

In February 2000, the Company issued 300,000 shares to an officer for repayment of $15,000 in advances the officer loaned to the Company and accrued interest.

In May 2000, the Company issued 150,000 shares for repayment of consulting services rendered to the Company from a former officer. These shares were valued at $0.10 per share.

Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company’s net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for accrued compensation, and in June 2002, the Company issued an additional 187,491 shares of common stock.

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

See Independent Auditors’ Report

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

5.	COMMON STOCK AND WARRANTS (Continued)

At December 31, 2003, the Company had $50,000 of management compensation accrued. The corresponding 500,000 shares of common stock were issued at December 31, 2004. In December 2003 the Company also accrued $12,500 of consulting fees, which was paid with 1,250,000 shares of common stock by December 2004.

6.	RELATED PARTY TRANSACTIONS

An officer of the Company advanced $43,627 to the Company during the year ended December 31, 2004. The Company repaid $7,421 during the year ended December 31, 2004. These advances bear interest at 10% and have no maturity date. The balance of advances was $224,836 at December 31, 2004.

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $6,000 was recorded as expense during the years ended December 31, 2004 and 2003.

In accordance with the modified joint plan of reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock (see note 5). Management compensation amounted to $35,730 and $35,128 for the years ended December 31, 2004 and 2003, respectively. There was an accrued balance of $50,000 at December 31, 2003 with respect to management compensation. The corresponding 500,000 shares of common stock were issued at December 31, 2004.

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

See Independent Auditors’ Report

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 2, 2005 Rose, Snyder & Jacobs resigned as our Independent Accountant effective March 2, 2005. On April 13, 2005, we appointed HJ & Associates, LLC as our independent accountants for the year ending December 31, 2004. Prior to appointing HJ & Associates, LLC as our independent accountant we have not consulted with HJ & Associates, LLC regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-B).

The reports of Rose, Snyder & Jacobs on our financial statements for the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Rose, Snyder & Jacobs issuance of going concern opinions on the financial statements for the fiscal years ending December 31, 2003 and 2002. During the period it served as our independent accountant, there were no disagreements between us and Rose, Snyder & Jacobs on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rose, Snyder & Jacobs would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control related to revenue recognition, and the disclosure controls deficiencies related to equity transactions, purchase accounting, statements of cash flows, deferred revenue, short-term bank borrowings, related party convertible notes payable, and operating leases. The adjustment to revenue and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Audit Committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2006, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report.

ITEM 8B. OTHER INFORMATION

We must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported, whether or not otherwise required by this Form 10-KSB. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-KSB. No additional disclosure is required under this item.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Mark Scharmann	46	President/Director
Dan Price	50	Vice President/Director
David Knudson	45	Secretary/Treasurer/Director

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

David Knudson. Mr. Knudson has worked as a business consultant since 1985. He earned his B.S. Degree in Finance from Weber State College in 1984 and a B.S. Degree in Information Systems and Technologies at Weber State University in 1996. He has been an officer and director of several small publicly-held “blind-pool” companies. Mr. Knudson was also employed as an adjunct professor and from 1992 to 1996 was employed as a computer information systems consultant at Weber State University. Mr. Knudson is an officer and director of Nightingale, Inc., an inactive publicly-held corporation.

B. Significant Employees. None

C. Family Relationships. There are no family relationships among the Company’s officers and directors.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position	Year	Salary	Commissions and Bonuses ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Options/ SAR’s (#)
Mark Scharmann (1) President	2004 2003 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$13,425.00 $ 8,446.00 $ 5,932.50	-0- -0- -0-

(1) Mr. Scharmann’s compensation is paid in shares of Restricted Stock priced at $.10 per share.

Stock Options

The following table sets forth certain information concerning stock options granted during fiscal 2004 to the named executive officers.

Options Grants in the Year Ended December 31, 2004

Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share ($)	Expiration Date
Mark Scharmann	-0-	-0-	N/A	N/A

The following table sets forth information concerning the number and value of options held at December 31, 2004 by each of the named executive officers. No options held by such executive officers were exercised during 2004.

Option Values at December 31, 2004
	Number of Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-the-Money Options At December 31, 2004($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark Scharmann	-0-	-0-	N/A	N/A

Compensation of Directors

The Company does not currently compensate its directors for director services to the Company.

Employment Agreements

The Company is currently not a party to any employment agreement. The Plan of Reorganization provides that the Company’s officers will be compensated at the rate of $75.00 per hour for services rendered to the Company. Until such time as the Company’s shareholder’s equity reaches $350,000, the Company’s officers shall be issued shares of its common stock for services rendered. Such shares shall be valued at $.10 per share. At such time as the Company effects an acquisition or merger, the Board of Directors, as then constituted, shall set the compensation of officers, directors and employees.

For the year ended December 31, 2004 the Company compensated its officers as follows:

Name	Compensation	Shares Issued	Shares to be Issued

Mark Scharmann	$ 13,425.00	134,250	93,000
Dan Price	$ -0-	-0-	-0-
David Knudson	$ 22,305.00	223,050	189,300

The Company’s Bankruptcy Plan of Reorganization also provides that upon the completion of an acquisition or merger, the Company’s management group will be issued shares of the Company’s common stock which amount to 1% of the total shares issued in connection with such acquisition or merger.

Equity Compensation Plan

We are not a party to any equity compensation plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of the Company’s common stock beneficially owned as of May 18, 2005 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) Ownership
Mark Scharmann(1) 1661 Lakeview Circle Ogden, UT 84403	6,205,396	41.92%
Dan Price(1) 1661 Lakeview Circle Ogden, UT 84403	38,275	0.26%
David Knudson(1) 1661 Lakeview Circle Ogden, UT 84403	1,664,958	11.25%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) Ownership
Northcliffe Consulting, LLC 12144 Mt. Shadow Road Sandy, UT 84092	1,000,000	6.76%
All Officers and Directors as a Group (3 Persons)	7,908,629	53.43%
Total Shares Issued	14,802,300	100%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As part of its Plan of Reorganization, the Company issued 5,000,000 shares of its common stock to Troika Capital in consideration of $25,000 and Troika’s agreement to provide an additional $75,000 in equity or debt funding to pay the Company’s tax obligations.

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

During 2004, Troika capital loaned $36,206 to the Company. Such loan is due on demand and bears interest at 10% per annum.

The Company’s officers and directors were issued shares of the Company’s common stock for services rendered during the last three years in the following amounts:

		Shares Issued
Year	Officer	or Accrued	Value of Services

2004	Mark A. Scharmann	134,250	$13,425.00
2004	Dan Price	-0-	$-0-
2004	David Knudson	223,050	$22,305.00
2003	Mark A. Scharmann	84,460	$8,446.00
2003	Dan Price	-0-	$-0-
2003	David Knudson	266,815	$26,681.50
2002	Mark A. Scharmann	59,325	$5,937.50
2002	Dan Price	5,025	$502.50
2002	David Knudson	211,875	$21,187.50

Parents of Company

The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company’s officers and directors, see Item 11.

ITEM 13. EXHIBITS

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
21.1	Subsidiaries of Registrant (None)
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously Filed

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

2004

Independent Auditors

On April 13, 2005, we appointed HJ & Associates, LLC to audit the consolidated financial statements of the Company for the year ending December 31, 2004 and to report the results of their audit to our Board of Directors. As an inactive Company our Board of Directors serves as our audit committee.

Fees billed to the Company by HJ & Associates, LLC
		2005
(1)	Audit Fees	$4,500
(2)	Tax Fees	$-0-
(3)	Other Fees	$-0-

(1)
Audit fees billed to the Company by HJ & Associates, LLC were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during 2004 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	HJ & Associates, LLC did not bill the Company for other services during 2004 and 2003.

All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before HJ & Associates, LLC was engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our Audit Committee; or

•
entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

All of the above services and fees were reviewed and approved by our entire Board of Directors either before or after the respective services were rendered. Our Board of Directors has considered the nature and amount of fees billed by HJ & Associates, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates, LLC independence.

2004 and 2003

In 2004 our auditor was Rose, Snyder & Jacobs. Information about fees billed by Rose Snyder & Jacobs in 2004 is as follows:

Audit Fees. The aggregate fees billed by Rose Snyder & Jacobs for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and December 31, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2003, June 2003, September 30, 2003 were $16,550.

Audit Related Fees. For the fiscal year ended December 31, 2003, no fees were billed for assurance and related services by Rose Snyder & Jacobs relating to the resolution of SEC comments which are not reported under the caption “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2003, the aggregate fees billed by Rose Snyder & Jacobs for other non-audit professional services, other than those services listed above totaled $550.

We did not use Rose Snyder & Jacobs for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Rose Snyder & Jacobs to provide compliance outsourcing services.

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

Pacific Alliance Corporation

Date: May 25, 2005	By: /s/ Mark A. Scharmann President/Principal Executive Officer

Date: May 25, 2005	By: /s/ David Knudson Secretary/Treasurer Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark A. Scharmann	President/Director	May 25, 2005

/s/ Dan Price	Vice President/Director	May 25, 2005

/s/ David Knudson	Secretary/Treasurer Director	May 25, 2005