Form 10QSB
period 2005-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2005-06-15
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 033-08732-D


                          PACIFIC ALLIANCE CORPORATION
           ----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                          87-044584-9
-------------------------------                      --------------------------
 (State or other jurisdiction                           (I.R.S. employer
of incorporation or organization                       identification No.)




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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
                                              Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Common Stock outstanding at June 13, 2005 - 14,907,300 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.

                      For the Quarter ended March 31, 2005

         The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1.  Financial Statements:


Balance Sheets..........................................................      3

Statement of Operations.................................................      4

Statement of Stockholders' Deficit......................................      5

Statements of Cash Flows................................................      7

Notes to Financial Statements........................................... 9 - 12

Item 2. Management's Discussion and Analysis of Financial Condition.....     14

Item 3. Controls and Procedures.........................................     18

                           PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----

Item 1.   Legal Proceedings.............................................     18
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...     18
Item 3.   Defaults Upon Senior Securities...............................     18
Item 4.   Results of Votes of Security Holders..........................     18
Item 5.   Other Information.............................................     18
Item 6.   Exhibits......................................................     19


                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETs

                                     ASSETS
                                                                March 31,    December 31,
                                                                  2005           2004
                                                              -----------    ------------
                                                              (unaudited)
CURRENT ASSETS
   Cash                                                       $       973    $      --
                                                              -----------    -----------

        TOTAL ASSETS                                          $       973    $      --
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Overdraft                                                  $      --      $        12
   Accrued interest                                                43,668         39,464
   Other accrued expenses                                          18,457         23,106
   Advance from officer, note 6                                   234,388        224,836
   Current portion of tax liabilities, note 2                      92,398         92,398
   Note payable, note 4                                            20,000         20,000
   Notes payable-related parties, note 4                          100,757         89,986
                                                              -----------    -----------

     TOTAL CURRENT LIABILITIES                                    509,668        489,802

LONG TERM LIABILITIES
   Tax liabilities, note 2                                         59,621         59,621
                                                              -----------    -----------

     TOTAL LIABILITIES                                            569,289        549,423
                                                              -----------    -----------

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001,
     30,000,000 shares authorized, 14,907,300 and
     14,802,300 shares issued and outstanding                      14,907         14,802
   Additional paid in capital                                   3,136,514      3,126,119
   Accumulated deficit prior to the development stage          (2,632,447)    (2,632,447)
   Accumulated deficit during the development stage            (1,087,290)    (1,057,897)
                                                              -----------    -----------

     TOTAL STOCKHOLDERS' DEFICIT                                 (568,316)      (549,423)
                                                              -----------    -----------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                               $       973    $      --
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            From Inception
                                                                                of the
                                                                              Development
                                                 Three         Three            Stage,
                                                 Months        Months        December 21,
                                                 ended         ended         1995, Through
                                            March 31, 2005  March 31, 2004  March 31, 2005
                                             ------------    ------------    ------------

SALES                                        $       --      $       --      $       --


GROSS MARGIN                                         --              --              --

OPERATING EXPENSES

   Professional fees                               (1,387)         (5,000)       (358,825)
   Management compensation,

     note 5                                       (10,500)         (7,500)       (281,660)

   Office expenses, note 6                         (1,500)         (1,500)        (48,400)

   Other expenses                                  (5,260)        (11,779)       (114,711)

   Taxes                                             --              --           (26,000)

   Interest expense                               (10,746)        (12,783)       (235,623)

   Loss on investments                               --              --            (6,844)

   Reorganization fees                               --              --           (84,302)
                                             ------------    ------------    ------------

     LOSS BEFORE

       EXTRAORDINARY ITEM                         (29,393)        (38,562)     (1,156,365)

EXTRAORDINARY ITEM

   Gain on forgiveness of tax debt, note 7           --              --            69,075
                                             ------------    ------------    ------------

        NET LOSS                             $    (29,393)   $    (38,562)   $ (1,087,290)
                                             ============    ============    ============

BASIC AND DILUTED NET LOSS
   PER SHARE                                 $      (0.00)   $      (0.00)
                                             ============    ============

WEIGHTED AVERAGE
  NUMBER OF SHARES                             14,803,467      13,287,308
                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                 Accumulated       Accumulated
                                      Shares of                 Additional      Deficit Prior     Deficit After
                                       Common                     Paid-in       to December 21,   December 21,
                                        Stock       Amount        Capital          1995              1995
                                   -----------   -----------   -----------      -----------       -----------
Balance at
   December 21, 1995                 2,099,125   $     2,099   $   884,901      $(2,632,447)      $      --

Conversion of trade accounts
   payable, note 5                   1,458,005         1,458     1,456,547             --                --

Issuance of common  stock for
   cash, note 5                      5,000,000         5,000        20,000             --                --

Issuance of
   common stock for services,
   note 5                              216,000           216           864             --                --


Conversion of debt, note 5             300,000           300        14,700             --                --

Issuance of common stock for IRS
   claim  reduction, note 5             80,078            80        79,998             --                --

Issuance of
   common stock, note 5              1,250,000         1,250       248,621             --                --

Conversion of
   Management compensation
   liability, note 5                 1,854,292         1,854       183,575             --                --

Issuance of common
   stock for consulting
   services, note 5                    337,500           338        33,412             --                --

Activity from
   December 21, 1995 through
   December  31, 2002                     --            --            --               --            (675,396)
                                   -----------   -----------   -----------      -----------       -----------

Balance at
   December 31, 2002                12,595,000        12,595     2,922,618    (2,632,447)            (675,396)

Net loss for the year ended
   December 31, 2003                      --            --            --            --               (144,588)
                                   -----------   -----------   -----------   -----------          -----------

Balance at
   December 31, 2003                12,595,000        12,595     2,922,618    (2,632,447)           (819,984)

The accompanying notes are an integral part of these financial statements.


                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                          Accumulated         Accumulated
                                  Shares of                 Additional   Deficit Prior       Deficit After
                                   Common                     Paid-in    to December 21,     December 21,
                                   Stock        Amount        Capital        1995               1995
                                -----------   -----------   -----------   -----------        -----------
Issuance of common
   stock for consulting
   services, note 5               1,250,000         1,250        98,750          --                 --

Issuance of stock for
   cash, note 5                     100,000           100        19,878          --                 --

Issuance of Common
   stock for management
   compensation expense,
   note 5                           857,300           857        84,873          --                 --

Net loss for the year ended

   December 31, 2004                   --            --            --            --             (237,913)
                                -----------   -----------   -----------   -----------        -----------

Balance at
   December 31, 2004             14,802,300        14,802     3,126,119    (2,632,447)        (1,057,897)

Issuance of Common
   stock for management
   compensation expense,
   note 5 (unaudited)               105,000           105        10,395          --                 --

Net loss for the three months
   Ended March 31, 2005
   (uaudited)                          --            --            --            --              (29,393)
                                -----------   -----------   -----------   -----------        -----------

Balance at
   March 31, 2005 (unaudited)    14,907,300   $    14,907   $ 3,136,514   $(2,632,447)       $(1,087,290)
                                ===========   ===========   ===========   ===========        ===========

The accompanying notes are an integral part of these financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               From Inception
                                                                                                   of the
                                                                                                 Development
                                                                                                   Stage,
                                                        Three months         Three months       December 21,
                                                           Ended               ended           1995, Through
                                                       March 31, 2005      March 31, 2004      March 31, 2005
                                                        -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $   (29,393)        $   (38,562)        $(1,087,290)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

     Loss on investments                                       --                  --                 6,844

     Stock issued for services                               10,500                --               196,230
                                                                                                    (69,075)
     Gain on forgiveness on tax debt                           --                  --
     Change in assets and liabilities

        (Increase) decrease in prepaid expense                 --                  (500)               (500)

        Decrease in accounts receivable                        --                  --                95,841
        Increase (decrease) in accrued expense                 (446)              16,283             122,721

        Increase in management compensation liability          --                 7,500             152,952

        Decrease in tax liabilities                            --                  --               (79,525)
                                                        -----------         -----------         -----------
          NET CASH USED IN
            OPERATING ACTIVITIES:                           (19,339)            (15,279)           (661,802)
                                                        -----------         -----------         -----------

                                                          (continued)

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                                                               From Inception
                                                                                                   of the
                                                                                                 Development
                                                                                                   Stage,
                                                        Three months         Three months       December 21,
                                                           Ended               ended           1995, Through
                                                       March 31, 2005      March 31, 2004      March 31, 2005
                                                        -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investments                                     --                  --               (30,180)

   Proceeds from sale of investments                           --                  --                23,336
                                                        -----------         -----------         -----------
          NET CASH USED IN

            INVESTING ACTIVITIES                               --                  --                (6,844)
                                                        -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Bank overdraft                                               (12)               --                (2,586)

   Proceeds from notes payable                                 --                  --               169,986

   Repayment of notes payable                                  --                  --               (50,000)

   Proceeds from notes payable related party                 10,772                --                10,772

   Repayment of notes payable related party                    --                  --                  --
   Advance from officer                                      25,210              15,450             537,895

   Repayment of advance to officer                          (15,658)               --              (301,275)

   Proceeds from issuance of common stock                      --                  --                44,978

   Proceeds from common stock subscription                     --                  --               259,849
                                                        -----------         -----------         -----------
          NET CASH PROVIDED BY
            FINANCING ACTIVITIES                             20,312              15,450             669,619
                                                        -----------         -----------         -----------
             NET INCREASE IN CASH                               973                 171                 973

CASH AT BEGINNING OF PERIOD                                    --                  --                  --
CASH AT END OF PERIOD                                   $       973         $       171         $       973
                                                        ===========         ===========         ===========
Supplementary disclosures:
   Interest paid in cash                                $     6,543         $       500         $   155,847
                                                        ===========         ===========         ===========

The accompanying notes are an integral part of these financial statements.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Going Concern
     ------------------------------

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 2005 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the three months ended March 31, 2005, the Company funded its disbursements using loans from an officer.

     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company is no longer operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

     Cash Flows
     ----------

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

     Estimates
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of the Company's financial instruments approximate fair value.

     Earnings Per Share
     ------------------

     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. This SFAS was issued in February 1997, and supersedes APB Opinion No. 15 previously applied by the Company. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2005 and 2004.

     New Accounting Pronouncements
     -----------------------------

     During the year ended December 31, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

     o   SFAS No. 143, Accounting for Asset Retirement Obligations;
     o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
     o   SFAS No. 146, Accounting for Exit or Disposal Activities;
     o   SFAS No. 147, Acquisitions of certain Financial Institutions; and
     o   SFAS No. 148, Accounting for Stock Based Compensation.
     o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
     o   SFAS  No.150,   Accounting  for  Certain  Financial   Instruments  with
         Characteristics of both Liabilities and Equity

     In addition, during the year ended December 31, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

     These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

4.   NOTES PAYABLE

     During the year 2002, the Company obtained a loan of $20,000 from a third party. The new loan bears interest at 10%, is due on demand, and was still outstanding at March 31, 2005.

     Notes payable to minority shareholders amounted to $100,757 at March 31, 2005 and $89,986 at December 31, 2004. These notes bear interest at 10% and are due on demand.

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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

                          PACIFIC ALLIANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

6.   RELATED PARTY TRANSACTIONS

     An officer of the Company advanced $25,210 to the Company during the three months ended March 31, 2005. The Company repaid $15,658 during the three months ended March 31, 2005. These advances bear interest at 10% and have no maturity date. The balance of advances was $234,388 at March 31, 2005.

     During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $1,500 was recorded as expense during the periods ended March 31, 2005 and 2004.

     In accordance with the modified joint plan of reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock (see note 5). Management compensation amounted to $10,500 for the three months ended March 31, 2005. There was an accrued balance of $50,000 at December 31, 2003 with respect to management compensation. The corresponding 500,000 shares of common stock were issued at December 31, 2004.

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

          2. The Company completed its audited financial statements for the years ended December 31, 1996 through 2004.

          3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of March 31, 2005.

          4. Liabilities with respect to other tax authorities amounted to approximately $59,621 as of March 31, 2005.

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

          9. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997 through December 2004, and all required Forms 10-QSB.

Financial Condition

     Total assets at March 31, 2005 were $973. As of December 31, 2004, the Company had no assets and liabilities $549,423.

     The Company's total liabilities as of March 31, 2005 were $569,289. The Company's liabilities include, but are not limited to, $234,388 loans from officers, $43,668 accrued interest, $152,019 attributed to tax liabilities, and $120,757 loans payable.

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

     The Company had a net loss of $29,393 for the three months ended March 31, 2005. This compares to a net loss of $38,562 for the three months ended March 31, 2004. The Company's expenses for the quarter ended March 31, 2005 consisted of management compensation, professional fees, interest and other expenses.

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

                         ITEM 3. CONTROLS AND PROCEDURES
                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

   (a)   Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of March 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)      Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.             Legal Proceedings.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

                    None.

Item 3.             Defaults by the Company on its Senior Securities.

                    None.

Item 4.             Submission of Matters to Vote of Security  Holders.

                    No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2005.

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


Dated:   June 13, 2005                PACIFIC ALLIANCE CORPORATION

                                       By        /s/ Mark A. Scharmann
                                           -------------------------------------
                                           President/Principal Executive Officer

                                       By       /s/ David Knudson
                                           -------------------------------------
                                           Principal Financial Officer