Form 10QSB
period 2005-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2005-08-22
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock outstanding at August 22, 2005 - 15,111,300 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
PACIFIC ALLIANCE CORPORATION.

For the Quarter ended June 30, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB
Item 1. Financial Statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION
Page

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults by the Company on its Senior Securities	18
Item 4.	Submission of Matters to Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (Unaudited)

	June, 30	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$-	-
Prepaids	500	-
TOTAL ASSETS	$500	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	$7,977	$12
Accrued Interest	45,664	39,464
Other Accrued Expenses	31,172	23,106
Short Term Notes payable	30,000	20,000
Advances from Officer	231,412	224,836
Current portion of Tax Liabilities	92,398	92,398
Notes payable to Related Parties	104,070	89,986
Total current liabilities	542,693	489,802

Long Term Liabilities
Tax Liabilities	59,621	59,621

TOTAL LIABILITIES	602,314	549,423

Stockholders' Deficit
Common Stock, par value $0.001, authorized 30,000,000 shares; and
15,111,300 and 14,802,300 shares issued and outstanding	15,111	14,802
Paid-in Capital	3,156,710	3,126,119
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,141,188)	(1,057,897)
Total Stockholders' Deficit	(601,814)	(549,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$500	$-

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

					From Inception of
					the Developmental
	Three		Six		Stage,
	Months Ended		Months Ended		December 21, 1995
	June 30,		June 30,		Through
	2005	2004	2005	2004	June 30, 2005
Operating Expenses:
Selling, General and Administrative Expenses	$42,671	$23,204	$61,318	$48,983	$956,569
Loss on Investment	-	-	-	-	6,844
Interest Expense	11,226	6,847	21,973	19,630	246,850

Net Loss before Extraordinary Item	(53,897)	(30,051)	(83,291)	(68,613)	(1,210,263)

Extraordinary Item, Gain on Forgiveness of Tax	-	-	-	-	69,075

Net Loss	$(53,897)	$(30,051)	$(83,291)	$(68,613)	$(1,141,188)

Net Loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares	14,909,542	14,435,385	14,856,797	13,861,346

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

			Additional	Accumulated	Accumulated
	Common Stock		Paid-in	Deficit Prior to	Deficit After
	Shares	Amount	Capital	December 21,1995	December 21,1995
Balance at June 30, 2001	942,500	$106,470		$(78,442)
Issuance of common stock:
Sale of common stock	179,500	43,000		-
Stock subscription	(12,500)	(2,500)		-
Net Loss for the year	-	-		(63,143)
Balance at December 21, 1995	2,099,125	2,099	884,901	(2,632,447)	-
Conversion of Trade Accounts Payable	1,458,005	1,458	1,456,547	-	-
Issuance of Common Stock, Stock
for Cash	5,000,000	5,000	20,000	-	-
Issuance of Common Stock, Stock
for Services	216,000	216	864	-	-
Conversion of Debt	300,000	300	14,700	-	-
Issuance of Common Stock for IRS
Claim Reduction	80,078	80	79,998	-	-
Issuance of Common Stock	1,250,000	1,250	248,621	-	-
Conversion of Management
Compensation Liability	1,854,292	1,854	183,575	-	-
Issuance of Common Stock for
Consulting Services	337,500	338	33,412	-	-
Activity from December 21, 1995
Through December 31, 2002	-	-	-	-	(675,396)
Balance at December 31, 2002	12,595,000	12,595	2,922,618	(2,632,447)	(675,396)
Net Loss for the Year Ended
December 31, 2003	-	-	-	-	(144,588)
Balance at December 31, 2003	12,595,000	12,595	2,922,618	(2,632,447)	(819,984)
Issuance of Common Stock for
Consulting Services	1,250,000	1,250	98,750	-	-
Issuance of Common Stock
for Cash	100,000	100	19,878	-	-
Issuance of Common Stock for
Management Compensation Expense	857,300	857	84,873	-	-
Net Loss for the Year Ended
December 31, 2004	-	-	-	-	(237,913)
Balance at December 31, 2004	14,802,300	14,802	3,126,119	(2,632,447)	(1,057,897)
Issuance of Common Stock for
Management Compensation
Expense (unaudited)	309,000	309	30,591	-	-
Net Loss for the Six Months
Ended June 30, 2005 (unaudited)					(83,291)
Balance at June 30, 2005	15,111,300	$15,111	$3,156,710	$(2,632,447)	$(1,141,188)

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	Six Months	Six Months	December 21, 1995
	Ended	Ended	Through
	2005	2004	June 30, 2005
Cash Flow from Operating Activities:
Net Loss	$(83,291)	$(68,613)	$(1,141,188)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on Investments	-	-	6,844
Gain on Forgiveness on Tax Debt	-	-	(69,075)
Stock Issued for Services	30,900	-	216,630
(Increase) Decrease in:
Prepaids	(500)	-	(1,000)
Accounts Receivable	-	-	95,841
Increase (Decrease) in:
Other Accrued Expenses	14,266	11,352	137,433
Management Compensation Liability	-	18,300	152,952
Tax Liabilities	-	-	(79,525)
Net Cash Used in Operating Activities	(38,625)	(38,961)	(681,088)

Cash Flow from Investing Activities
Purchase of Investments	-	-	(30,180)
Proceeds from Sale of Investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank Overdraft	7,965	-	5,391
Proceeds from Notes Payable	10,000	-	179,986
Payments of Note Payable	-	-	(50,000)
Net Proceeds from Notes Payable to Related Parties	14,084	20,000	14,084
Net Advance from Officer	42,410	19,526	555,095
Repayment of Advance from Officer	(35,834)	-	(321,451)
Proceeds from Issuance of Common Stock	-	-	44,978
Proceeds from Common Stock Subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	38,625	39,526	687,932

Net Increase in Cash	-	565	-

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$-	$565	$-

Supplemental Disclosures of Cash Flow Information
Interest Paid	$15,772	$11,777	$165,076

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company’s common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 6). The IRS portion of tax liabilities was payable in cash by quarterly installments (see note 2). Repayment of other taxes is still being negotiated.

The accompanying financial statements have been prepared on a going concern basis, which contemplated the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 2005 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the first six months ended June 30, 2005, the Company funded its disbursements using loans from an officer and other related parties.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

Presentation of Interim Information The accompanying financial information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to its Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three and six months ended June 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share for the three and six months ended June 30, 2005 and 2004 as the Company lacks of dilutive items.

NOTE 2- TAX LIABILITIES

The Company owes back taxes to the IRS, California State Board of Equalization and other tax authorities. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and was payable in quarterly installments of $11,602, final payment due in January 2002. Several payments have not been made and the Company is renegotiating the payment terms. In 2000, the Company entered into a settlement agreement with California EDD, which reduced their claim by $69,075, to $7,600 which was paid in 2001 (see note 10). Other tax claim repayment schedules have not yet been set.

NOTE 3- INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2004 are estimated at approximately $1,150,000 and expire between 2013 and 2024. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $391,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $27,400 during the year ended December 31, 2004

NOTE 4- SHORT TERM NOTE PAYABLE

During the second quarter of 2005, the Company obtained a loan of $10,000, from a third party. The new loan bears interest at 10% and is due on April 1, 2006.

NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $104,070 at June 30, 2005 and $89,986 at December 31, 2004. These notes bear interest at 10% to 12%, and are due on demand.

NOTE 6 - COMMON STOCK AND WARRANTS

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK AND WARRANTS (continued)

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

Pursuant to the provisions of the modified joint plan of reorganization, Pacific Alliance Corporation compensates its management on an hourly basis at $75 per hour for the time actually devoted to the business of the Company. Payment for services is made through issuance of shares of common stock until such time as the Company’s net worth reaches $350,000. According to the modified joint plan of reorganization, the stock issued for services shall be valued at $0.10 per share. During the year ended December 31, 2000, the Company issued 1,666,801 shares of common stock for accrued compensation, and in June 2002, the company issued an additional 187, 491 shares of common stock.

In October 2001, the Company entered in to an agreement under which PIL S.A., would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. At June 30, 2004, 50,000 shares for an additional subscription of $9,978 received in previous quarters were issued to PIL S.A. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. At June 30, 2004 the 50,000 shares were issued. The Company does not anticipate the transaction with PIL S.A. will be completed according to the terms of the agreement.

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

During the first six months of 2005, the Company issued 309,000 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net Loss	$(42,671)	$(30,051)	$(83,291)	$(68,613)
Denominator:
Weighted Average Number of Shares	15,111,300	14,435,385	14,991,800	13,861,346

Net Loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

NOTE 8 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $42,410 to the Company during the six months ended June 30, 2005. The Company repaid $35,834 during the six months ended June 30, 2005. These advances bear interest at 10% and have no maturity date. The balance of advances was $231,412 at June 30, 2005.

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $3,000 was recorded as expense during the six months period ended June 30, 2005 and 2004.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $30,900 for the six months ended June 30, 2005 (see note 6).

NOTE 9 - OTHER ACCRUED EXPENSES

Accrued expenses at June 30, 2005 and 2004 consist of:

	For Six Months Ended June 30,
	2005	2004
Accrued Professional Fees	$ 21,086	$ 15,707
Accrued Expenses	10,086	-
Total	$ 31,172	$ 15,707

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - EXTRAORDINARY ITEM

On December 19, 2000, the Employment Development Department (EDD) accepted an “Offer in Compromise” in the amount of $7,600 to satisfy in full, all outstanding liabilities due to the EDD by Pacific Alliance Corporation. The balance of the liabilities was $76,675 and an extraordinary gain of $69,075 was recognized. The settlement amount was paid in January 2001.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Pacific Alliance Corporation (the “Company”) is a Delaware corporation which is currently inactive. The Company was previously engaged in the business of distributing television programming. On September 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the “Confirmation Date”), the United States Bankruptcy Court for the Central District of California Confirmed the Company’s Modified Plan of Reorganization (the “Plan”) and First Amended Disclosure Statement (the “Disclosure Statement”). The Effective Date of the Plan was September 8, 1997. On February 23, 2000, United States Bankruptcy Judge entered a “Final Decree Order Pursuant to Bankruptcy Code Section 350”, and thereby issued a final decree closing the bankruptcy case. The claim by the Internal Revenue Service was not discharged by the Final Decree Order.

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

10. Assist the post-merged company with shareholder relations, financial public relations and with attempts to interest a broker-dealer in developing a public market for the Company’s common stock so that the Company’s shareholders (including creditors whose debt was converted into shares of the Company’s common stock) may ultimately have an opportunity to liquidate their shares for value in market or in privately negotiated transactions.

The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was September 8, 1997. Subsequent to the Effective Date of the Plan, the Company filed monthly “Debtor in Possession Interim Statements” and “Debtor in Possession Operating Reports” with the Office of the United States Trustee. On February 23, 2000, the Bankruptcy Court Judge entered a Final Decree Order closing the Bankruptcy case of the Company.

Post Confirmation Date Activities

Since the Confirmation of the Plan of Reorganization the following have occurred:

1. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

2. The Company completed its audited financial statements for the years ended December 31, 1996 through 2004.

3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of June 30, 2005.

4. Liabilities with respect to other tax authorities amounted to approximately $59,621 as of June 30, 2005.

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

Financial Condition

Total assets at June 30, 2005 were $500. As of December 31, 2004, the Company had no assets and liabilities $549,423.

The Company’s total liabilities as of June 30, 2005 were $602,314. The Company’s liabilities include, but are not limited to, $231,412 loans from officers, $45,664 accrued interest, $152,019 attributed to tax liabilities, and $134,070 loans payable.

It is likely that the Company will be required to raise additional capital in order to attract any potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company’s common stock which will result in the dilution of the percentage ownership of the current shareholders.

Results of Operations

The Company has generated no revenues since the Confirmation Date of its Bankruptcy Reorganization. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

The Company had a net loss of $53,897 for the three months ended June 30, 2005. This compares to a net loss of $30,051 for the three months ended June 30, 2004. The Company had a net loss of $83,291 for the six months ended June 30, 2005 compared to a net loss of $68,613 for the six months ended June 30, 2004. The Company’s expenses for the quarter ended June 30, 2005 consisted of management compensation, professional fees, interest and other expenses. We issued 204,000 shares of our common stock to officers for compensation during the quarter end June 30, 2005.

Plan of Operation

The Company’s current business plan is to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a “Target Business”). The Company intends to utilize its limited current assets, equity securities, debt securities, borrowings or a combination thereof in effecting a Business Combination with a Target Business which the Company believes has significant growth potential. The Company's efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located primarily elsewhere. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources the Company will, in all likelihood, have the ability to effect only a single Business Combination.

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

Other Matters

In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company’s capital and bring in new majority shareholders. At December 31, 2002, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In September 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company’s common stock. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. These shares were issued during the quarter ended June 30, 2004. The Company does not anticipate the transaction with PIL S.A. will be completed according to the terms of the agreement.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of June 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended June 30, 2005 we issued the shares of our common stock to our officers for compensation. We issued 34,500 shares to Mark Scharmann for services valued at $3,450 and 169,500 shares to David Knudson for services valued at $16,950. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management’s Discussion and Analysis section of this Form 10-QSB.

Item 3.	Defaults by the Company on its Senior Securities. None.
Item 4.	Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 2005.
Item 5.	Other Information.

Item 6.	Exhibits.	31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
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

Dated: August 22, 2005	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer

F:\BUD\24160202\tenq-0605\tenq-0605.rtf