Form 10QSB/A
period 2005-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2005-08-23
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

			Additional	Accumulated	Accumulated
	Common Stock		Paid-in	Deficit Prior to	Deficit After
	Shares	Amount	Capital	December 21, 1995	December 21, 1995
Balance at June 30, 2001	942,500	$106,470		$(78,442)
Issuance of common stock:
Sale of common stock	179,500	43,000		-
Stock subscription	(12,500)	(2,500)		-
Net Loss for the year	-	-	-	(63,143)	-
Balance at December 21, 1995	2,099,125	2,099	884,901	(2,632,447)	-
Conversion of Trade Accounts Payable	1,458,005	1,458	1,456,547	-	-
Issuance of Common Stock, Stock
for Cash	5,000,000	5,000	20,000	-	-
Issuance of Common Stock, Stock
for Services	216,000	216	864	-	-
Conversion of Debt	300,000	300	14,700	-	-
Issuance of Common Stock for IRS
Claim Reduction	80,078	80	79,998	-	-
Issuance of Common Stock	1,250,000	1,250	248,621	-	-
Conversion of Management
Compensation Liability	1,854,292	1,854	183,575	-	-
Issuance of Common Stock for
Consulting Services	337,500	338	33,412	-	-
Activity from December 21, 1995
Through December 31, 2002	-	-	-	-	(675,396)
Balance at December 31, 2002	12,595,000	12,595	2,922,618	(2,632,447)	(675,396)
Net Loss for the Year Ended
December 31, 2003	-	-	-	-	(144,588)
Balance at December 31, 2003	12,595,000	12,595	2,922,618	(2,632,447)	(819,984)
Issuance of Common Stock for
Consulting Services	1,250,000	1,250	98,750	-	-
Issuance of Common Stock
for Cash	100,000	100	19,878	-	-
Issuance of Common Stock for
Management Compensation Expense	857,300	857	84,873	-	-
Net Loss for the Year Ended
December 31, 2004	-	-	-	-	(237,913)
Balance at December 31, 2004	14,802,300	14,802	3,126,119	(2,632,447)	(1,057,897)
Issuance of Common Stock for
Management Compensation
Expense (unaudited)	309,000	309	30,591	-	-
Net Loss for the Six Months
Ended June 30, 2005 (unaudited)					(83,291)
Balance at June 30, 2005	15,111,300	$15,111	$3,156,710	$(2,632,447)	$(1,141,188)

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Organization and Going Concern. Pacific Alliance Corporation (the “Company”), whose name was changed from Pacific Syndication, Inc. in 1997, was originally incorporated in December 1991 under the laws of the State of Delaware. It also became a California corporation in 1991. Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming. In 1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

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

Presentation of Interim Information. The accompanying financial information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to its Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

NOTE 9 - OTHER ACCRUED EXPENSES

Accrued expenses at June 30, 2005 and 2004 consist of:

	For Six Months Ended June 30,
	2005	2004
Accrued Professional Fees	$21,086	$15,707
Accrued Expenses	10,086	-
Total	$31,172	$15,707

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

Dated: August 23, 2005	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer