Form 10QSB
period 2005-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2005-11-16
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock outstanding at November 15, 2005 - 15,223,500 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
PACIFIC ALLIANCE CORPORATION.

For the Quarter ended September 30, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB
Item 1. Financial Statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Controls and Procedures	18

PART II - OTHER INFORMATION
Page

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults by the Company on its Senior Securities	19
Item 4.	Submission of Matters to Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September, 30	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$847	-
TOTALASSETS	$847	$-

LIABILITIESANDSTOCKHOLDERS'DEFICIT
Current Liabilities
Overdraft	$-	$12
Accrued Interest	51,131	39,464
Other Accrued Expenses	43,833	23,106
Notes payable	45,000	20,000
Advances from Officer	224,117	224,836
Current portion of Tax Liabilities	152,019	92,398
Notes payable to Related Parties	124,070	89,986
Total current liabilities	640,170	489,802

Long Term Liabilities
Tax Liabilities	-	59,621

TOTAL LIABILITIES	640,170	549,423

Stockholders' Deficit
Common Stock, par value $0.001, authorized 30,000,000 shares;
and 15,223,500 and 14,802,300 shares issued and outstanding	15,224	14,802
Paid-in Capital	3,167,817	3,126,119
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,189,917)	(1,057,897)
Total Stockholders Deficit	(639,323)	(549,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$847	$-

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					From Inception of
					the Developmental
	Three		Nine		Stage,
	Months Ended		Months Ended		December 21, 1995
	September 30,		September 30,		Through
	2005	2004	2005	2004	September 30, 2005
Operating Expenses:
Selling, general and administrative expenses	$36,856	$26,251	$98,175	$75,234	$993,425
Loss on investment		-		-	6,844
Interest Expense	11,873	7,534	33,845	27,164	258,723

Net loss before extraordinary item	(48,729)	(33,785)	(132,020)	(102,398)	(1,258,992)

Extraordinary item, gain on forgiveness of tax	-	-	-	-	69,075

Net Loss	$(48,729)	$(33,785)	$(132,020)	$(102,398)	$(1,189,917)

Net Loss per Share, Basic and Diluted	NIL	NIL	$(0.01)	$(0.01)

Weighted Average Number of Shares	14,947,047	14,520,000	14,942,975	14,083,139

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

				Accumulated	Accumulated
			Additional	Deficit Prior	Deficit After
	Common Stock		Paid-in	to December	December
	Shares	Amount	Capital	21, 1995	21, 1995
Balance at June 30, 2001	942,500	$106,470		$(78,442)
Issuance of Common Stock:
Sale of Common Stock	179,500	43,000		-
Stock Subscription	(12,500)	(2,500)		-
Net Loss for the Year	-	-		(63,143)
Balance at December 21, 1995	2,099,125	2,099	884,901	(2,632,447)	-
Conversion of Trade Accounts Payable	1,458,005	1,458	1,456,547	-	-
Issuance of Common Stock, Stock
for Cash	5,000,000	5,000	20,000	-	-
Issuance of Common Stock, Stock
for Services	216,000	216	864	-	-
Conversion of Debt	300,000	300	14,700	-	-
Issuance of Common Stock for IRS
Claim Reduction	80,078	80	79,998	-	-
Issuance of Common Stock	1,250,000	1,250	248,621	-	-
Conversion of Management
Compensation Liability	1,854,292	1,854	183,575	-	-
Issuance of Common Stock for
Consulting Services	337,500	338	33,412	-	-
Activity from December 21, 1995
Through December 31, 2002	-	-	-	-	(675,396)
Balance at December 31, 2002	12,595,000	12,595	2,922,618	(2,632,447)	(675,396)
Net Loss for the Year Ended
December 31, 2003	-	-	-	-	(144,588)
Balance at December 31, 2003	12,595,000	12,595	2,922,618	(2,632,447)	(819,984)
Issuance of Common Stock for
Consulting Services	1,250,000	1,250	98,750	-	-
Issuance of Common Stock
for Cash	100,000	100	19,878	-	-
Issuance of Common Stock for
Management Compensation Expense	857,300	857	84,873	-	-
Net Loss for the Year Ended
December 31, 2004	-	-	-	-	(237,913)
Balance at December 31, 2004	14,802,300	14,802	3,126,119	(2,632,447)	(1,057,897)
Issuance of Common Stock for
Management Compensation
Expense (unaudited)	421,200	421	41,698	-	-
Net Loss for the Nine Months
Ended September 30, 2005 (unaudited)					(132,020)
Balance at September 30, 2005	15,223,500	$15,223	$3,167,817	$(2,632,447)	$(1,189,917)

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
	Nine Months	Nine Months	Stage,
	Ended	Ended	December 21, 1995
	September 30,	September 30,	Through
	2005	2004	September 30, 2005
Cash Flow from Operating Activities:
Net Loss	$(132,020)	$(102,398)	$(1,189,917)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	42,120	-	227,850
(Increase) Decrease in:
Prepaids	-	(500)	(500)
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	32,394	11,765	155,563
Management compensation liability	-	27,660	152,952
Tax liabilities	-	-	(79,525)
Net Cash Used in Operating Activities	(57,506)	(63,473)	(699,967)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	(12)	-	(2,587)
Proceeds from notes payable	25,000	20,000	194,986
Payments of note payable	-	-	(50,000)
Net proceeds from notes payable to related parties	34,084	-	34,083
Net advance from officer	83,210	43,626	595,895
Repayment of advance from officer	(83,929)	-	(369,546)
Proceeds from issuance of common stock	-	-	44,978
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	58,353	63,626	707,658

Net Increase in Cash	847	153	847

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$847	$153	$847

Supplemental Disclosures of Cash Flow Information
Interest paid	$22,178	$14,324	$171,482

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 2005 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the first nine months ended September 30, 2005, the Company funded its disbursements using loans from an officer and other related parties.

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

Presentation of Interim Information The accompanying financial information at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to its Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three and nine months ended September 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share for the three and nine months ended September 30, 2005 and 2004 as the Company lacks of dilutive items.

NOTE 2- TAX LIABILITIES

The Company owes back taxes to the IRS, California State Board of Equalization, City of Los Angeles, and County of Los Angeles. The IRS portion of tax liabilities, $92,398, bears interest at 9%, and was payable in quarterly installments of $11,602, final payment due in January 2002. Several payments have not been made and the Company is renegotiating the payment terms. In 2000, the Company entered into a settlement agreement with California EDD, which reduced their claim by $69,075 to $7,600, which was paid in 2001 (see note 10). Other tax claim repayment schedules have not yet been set and no interest has been accrued.

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

During the third quarter of 2005, the Company obtained a loan of $15,000, from a third party. The new loan bears interest at 10% and is due on demand.

NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $124,070 at September 30, 2005 and $89,986 at December 31, 2004. These notes bear interest at 10% to 12%, and are due on demand.

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

In October 2001, the Company entered in to an agreement under which PIL S.A. would make a capital infusion and bring in new majority shareholders. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. At June 30, 2004, 50,000 shares for an additional subscription of $9,978 received in previous quarters were issued to PIL S.A. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. At June 30, 2004 the 50,000 shares were issued. The agreement with PIL S.A. has been terminated.

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

During the first nine months of 2005, the Company issued 421,200 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net Loss	$(48,729)	$(33,785)	$(132,020)	$(102,398)
Denominator:
Weighted Average Number of Shares	14,947,047	14,520,000	14,942,975	14,083,139

Net Loss per share-Basic and Diluted	NIL	NIL	$(0.01)	$(0.01)

NOTE 8 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $83,210 to the Company during the nine months ended September 30, 2005. The Company repaid $83,928 during the nine months ended September 30, 2005. These advances bear interest at 10% and have no maturity date. The balance of advances was $224,117 at September 30, 2005.

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $4,500 was recorded as expense during the nine months period ended September 30, 2005 and 2004.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $42,120 for the nine months ended September 30, 2005 (see note 6).

NOTE 9 - OTHER ACCRUED EXPENSES

Accrued expenses at September 30, 2005 and December 31,2004 consist of:

	For the nine months	For the year
	ended September 30,	ended December 31,
	2005	2004
Accrued Professional Fees	$33,529	$ 8,448
Accrued Expenses	10,304	14,658
Total	$43,833	$23,106

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

3. Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $92,398 as of September 30, 2005.

4. Liabilities with respect to other tax authorities amounted to approximately $59,621 as of September 30, 2005.

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

Financial Condition

Total assets at September 30, 2005 were $847. As of December 31, 2004, the Company had no assets and liabilities $549,423.

The Company’s total liabilities as of September 30, 2005 were $640,170. The Company’s liabilities include, but are not limited to, $224,117 loans from officers, $43,833 accrued interest, $152,019 attributed to tax liabilities, and $124,070 loans payable.

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

The Company had a net loss of $132,020 for the nine months ended September 30, 2005. This compares to a net loss of $102,398 for the nine months ended September 30, 2004. The Company had a net loss of $48,729 for the three months ended September 30, 2005 compared to a net loss of $33,785 for the three months ended September 30, 2004. The Company’s expenses for the quarter ended September 30, 2005 consisted of management compensation, professional fees, interest and other expenses. We issued 112,200 shares of our common stock to officers for compensation during the quarter end September 30, 2005.

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

Other Matters

In October, 2001, the Company entered into an agreement with PIL S.A., a Switzerland Corporation, under which PIL S.A. would move to increase the company’s capital and bring in new majority shareholders. At December 31, 2002, the Company issued 1,250,000 shares of common stock to PIL S.A. for $249,871 that had been previously deposited by PIL S.A. with the Company. In June 2002, PIL S.A. elected to convert a $10,000 loan into 50,000 shares of the Company’s common stock. Another subscription of 50,000 shares for $9,978 was also made by PIL S.A. These shares were issued during the quarter ended June 30, 2004. The agreement with PIL S.A. has been terminated.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of September 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended September 30, 2005 we issued the shares of our common stock to our officers for compensation. We issued 36,000 shares to Mark Scharmann for services valued at $3,600 and 76,200 shares to David Knudson for services valued at $7,620. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management’s Discussion and Analysis section of this Form 10-QSB.

Item 3.	Defaults by the Company on its Senior Securities. None.
Item 4.	Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2005.
Item 5.	Other Information.

Item 6.	Exhibits.	31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
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

Dated: November 16, 2005	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer