Form 10KSB
period 2005-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2006-05-12
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Securities registered pursuant to Section 12(g) of the Exchange Act : $.001 Par Value Common Stock

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

The Issuer’s revenues for the fiscal year ended December 31, 2005 were -0-.

As of April 5, 2006, 15,703,800 shares of the Issuer’s common stock were issued and outstanding of which 8,183,671 were held by non-affiliates. As of April 5, 2006, there was no active market in the Issuers securities.

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

The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997.

Post Confirmation Date Activities

Since the Confirmation of the Plan of Reorganization the following have occurred:

1.	Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

2.	The Company completed its audited financial statements for the years ended December 31, 1995 through 2005.

3.	Tax liabilities to the Internal Revenue Service of approximately $269,093 had been reduced to $256,620 as of December 31, 2005.

4.	The Company effected a 1-for-6 reverse split of its issued an outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

5.	The Company changed its name to Pacific Alliance Corporation.

6.	The Company obtained the preliminary agreement of a registered-broker to make a market in the Company’s common stock.

7.
The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities which was effective through March 31, 1999.

8.	The Company prepared and filed Form 10-KSB’s for the years ended December 31, 1996 - 2004 and with this Form 10-KSB, for the year ended December 31, 2005.

9.	Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

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

Shares Issued in Unregistered Transactions in 2005

We issued shares of our common stock in unregistered transactions during 2005. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

Issued To	Number of Shares	Date	Consideration
Mark A. Scharmann	24,000	3/31/05	Compensation valued at $2,400
David Knudson	81,000	3/31/05	Compensation valued at $8,100
Mark A. Scharmann	34,500	6/30/05	Compensation valued at $3,450
David Knudson	169,500	6/30/05	Compensation valued at $16,950
Mark A. Scharmann	36,000	9/30/05	Compensation valued at $3,600
David Knudson	76,200	9/30/05	Compensation valued at $7,620
Mark A. Scharmann	83,250	12/31/05	Compensation valued at $8,325
David Knudson	173,850	12/31/05	Compensation valued at $17,385
Total:	678,300

Shares Issued in Unregistered Transactions Prior to 2005

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

Issued To	Number of Shares	Date	Consideration
Harold Spector	16,000	5/28/98	Consulting services valued at $80
Workout Specialists, Inc.	200,000	6/29/98	Consulting services valued at $1,000
William M. Hynes, II	80,078	9/30/98	These shares were issued to Mr. Hynes as payment in full for $80,077.57 in IRS tax credits transferred to the Company by Mr. Hynes.
Mark Scharmann	300,000	2/29/00	Repayment of $15,000 loan from Mark Scharmann
William M. Hynes, II	150,000	5/20/00	Consulting Services valued at $15,000
Michael Harrop	187,500	8/7/02	Consulting Services valued at $18,750
PIL S.A.	1,250,000	6/28/02	$249,871
Northcliffe Consulting	1,000,000	2/24/04	Consulting Services value at $10,000
William M. Hynes, II	250,000	2/24/04	Consulting Services valued at $2,500
PIL S.A.	100,000	5/14/04	$19,978
Total:	3,533,578

Shares Issued for Services from 1997 to December 31, 2005

Those persons who have been serving as the Company’s officers and directors since 1996 have been issued shares of common stock for services rendered in lieu of cash compensation. Total compensation shares issued to each of the Company’s officers and directors is as follows:

Mark A. Scharmann	1,605,776
Dan Price	37,275
David Knudson	2,286,841

Holders

As of April 5, 2006, there were 15,703,800 shares of common stock outstanding and approximately 150 stockholders of record of common stock.

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

Liquidity and Capital Resources

As of December 31, 2005, we had no assets. Therefore, we are dependent upon loans and advances from our management and affiliates to fund our expenses pending the completion of a merger or acquisition. As of December 31, 2005, we had total liabilities of $773,362 of which $302,523 was for tax liabilities. At December 31, 2005, a total of $415,389 of our liabilities was for funds loaned to us by management and other stockholders compared to $334,822 in such loans as of December 31, 2004. At December 31, 2005, a total of $-0- of our liabilities was for accrued compensation expenses for our officers and directors.

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

The auditors’ report on our December 31, 2005 financial statements contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital. We will continue to be an inactive company unless and until we raise additional capital and acquire an operating company. There can be no assurance that either will occur.

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue for the year ended December 31, 2005 or the year ended December 31, 2004. We anticipate that we will not generate any revenues until we acquire or merge with another company.

Our total expenses of $291,770 for the year ended December 31, 2005 compared to $237,913 for the year ended December 31, 2004. Our total cost of compensation for the year ended December 21, 2005 was $67,830 compared to $35,730 for the year ended December 31, 2004. Our total interest costs were $38,032 for the year ended December 31, 2005 compared to $41,596 for year ended December 31, 2004.

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

ITEM 7. FINANCIAL STATEMENTS

[LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Alliance Corporation

We have audited the accompanying balance sheet of Pacific Alliance Corporation (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005, and from the inception of the development stage on December 21, 1995. The financial statements of Pacific Alliance Corporation (a development stage company) for the year ended December 31, 2004 and from inception of the development stage on December 21, 1995 were audited by other auditors whose report, dated May 23, 2005, expressed an unqualified opinion with a going concern uncertainty. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on out audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, and from inception of the development stage on December 21, 1995 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company did not generate revenue and has a net capital deficiency and minimal working capital. Those conditions raise substantial doubt about its ability to continue as going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector and Wong, LLP
Pasadena, California
April 26, 2006

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

/s/ HJ & Associates, LLC
Salt Lake City, Utah
May 23, 2005

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2005

ASSETS
Current Assets
Cash	$-
TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	$3,360
Accrued Interest	11,712
Other Accrued Expenses	40,379
Notes payable	55,000
Advances from Officer	216,318
Current portion of Tax Liabilities and Related Accrued Interest	302,523
Notes payable to Related Parties	144,070
Total current liabilities	773,362

Long Term Liabilities
Tax Liabilities	-

TOTAL LIABILITIES	773,362

Stockholders' Deficit
Common Stock, par value $0.001, authorized 30,000,000 shares; and 15,480,600 shares issued and outstanding	15,481
Paid-in Capital	3,193,271
Accumulated deficit prior to the developmental stage	(2,632,447)
Accumulated deficit during the developmental stage	(1,349,667)
Total Stockholders Deficit	(773,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

See notes to financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception of
			the Developmental
			Stage,
	For the years ended		December 21, 1995
	December 31,		Through
	2005	2004	December 31, 2005
Operating Expenses:
Selling, General and Administrative Expenses	$139,687	$196,317	$1,034,939
Tax Penalty and Interest Expense	114,051	-	114,051
Loss on Investment	-	-	6,844
Loan Interest Expense	38,032	41,596	262,908

Net Loss before Extraordinary Item	(291,770)	(237,913)	(1,418,742)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	69,075

Net Loss	$(291,770)	$(237,913)	$(1,349,667)

Net Loss per share, Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Shares	15,067,600	13,913,621

See notes to financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Accumulated	Accumulated
	Common Stock		Paid-in	Deficit Prior to	Deficit After
	Shares	Amount	Capital	December 21, 1995	December 21, 1995
Balance at December 21, 1995	$2,099,125	$2,099	$884,901	$(2,632,447)	-

Conversion of Trade Accounts Payable	1,458,005	1,458	1,456,547	-	-

Issuance of Common Stock for Cash	5,000,000	5,000	20,000	-	-

Issuance of Common Stock for Services	216,000	216	864	-	-

Conversion of Debt	300,000	300	14,700	-	-

Issuance of Common Stock for IRS Claim Reduction	80,078	80	79,998	-	-

Issuance of Common Stock	1,250,000	1,250	248,621	-	-

Conversion of Management Compensation Liability	1,854,292	1,854	183,575	-	-

Issuance of Common Stock for Consulting Services	337,500	338	33,412	-	-

Activity from December 21, 1995 Through December 31, 2002	-	-	-	-	(675,396)
Balance at December 31, 2002	12,595,000	12,595	2,922,618	(2,632,447)	(675,396)
Net Loss for the Year Ended December 31, 2003	-	-	-	-	(144,588)
Balance at December 31, 2003	12,595,000	12,595	2,922,618	(2,632,447)	(819,984)
Issuance of Common Stock for Other Services	1,093,750	1,094	86,406	-	-

Issuance of Common Stock for Accrued Liability for Other Services	156,250	156	12,344	-	-

Issuance of Common Stock for Cash	100,000	100	19,878	-	-

Issuance of Common Stock for Management Compensation Expense	357,300	357	35,373	-	-

Issuance of Common Stock for Accrued Liability for Management Compensation	500,000	500	49,500	-	-

Net Loss for the Year Ended December 31, 2004	-	-	-	-	(237,913)
Balance at December 31, 2004	4,802,300	14,802	3,126,119	(2,632,447)	(1,057,897)
Issuance of Common Stock for Management Compensation Expense	678,300	679	67,152	-	-

Net Loss for the Year Ended December 31, 2005					(291,770)
Balance at December 31, 2005	15,480,600	$15,481	$3,193,271	$(2,632,447)	$(1,349,667)

See notes to financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			From Inception of
			the Developmental
			Stage,
	For the years ended		December 21, 1995
	December 31,		Through
	2005	2004	December 31, 2005
Cash Flow from Operating Activities:
Net Loss	$(291,770)	$(237,913)	$(1,349,667)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	67,831	123,230	426,491
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	133,815	18,479	256,482
Tax liabilities	6,211	-	(73,314)
Net Cash Used in Operating Activities	(83,913)	(96,204)	(706,398)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	3,347	12	773
Proceeds from notes payable	35,000	59,986	204,986
Payments of note payable	-	-	(50,000)
Proceeds from notes payable to related parties	54,084	-	54,084
Advance from officer	90,961	43,627	603,646
Repayment of advance from officer	(99,479)	(7,421)	(385,096)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	83,913	96,204	713,242

Net Increase in Cash	-	-	-

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Interest paid	$28,819	$11,177	$178,123

Noncash Investing and Financing:
Issuance of common stock for subscription	$-	$19,978	$19,978
Common stock issued for prior accrued liability for management services	$-	$50,000	$50,000
Common stock issued for accrued liability other services	$-	$12,500	$12,500

See notes to financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

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

In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company’s common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 8). The IRS portion of tax liabilities was payable in cash by quarterly installments (see note 3). Repayment of other taxes is still being negotiated.

The accompanying financial statements have been prepared on a going concern basis, which contemplated the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2005 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended, December 31, 2005, the Company funded its disbursements using loans from an officer and other related parties.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is no longer operating, and is attempting to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassification: Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 financial statements presentation. Such reclassification had no effect on net losses previously reported.

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Property and Equipment As of December 31, 2005, the Company did not maintain or control any fixed assets.

Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net Loss Per Share Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share as the Company did not have dilutive items during the audit period.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-employees Equity Transactions The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS No. 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management does not believe the adoption of this statement will have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employee and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.
The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

NOTE 3 - OTHER ACCRUED EXPENSES

Accrued expenses at December 31, 2005:

Accrued Professional Fees	$29,173
Accrued Expenses	11,206
Total	$40,379

NOTE 4 - TAX LIABILITIES

The Company owes back taxes to the IRS, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

The IRS portion of tax liabilities, $256,620, was payable in quarterly installments of $ 11,602, final payment due in January 2002. However, no payments have been made since April 2000. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of December 31, 2005, the Company owed $39,135 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of December 31, 2005, the Company owed $6,768 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SHORT TERM NOTE PAYABLE

During 2005, the Company obtained additional notes payable of $35,000, from third parties. The notes payable bear interest at 10% per annum and are due on demand. As of December 31, 2005 the balance was $55,000.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,070 at December 31, 2005. These notes bear interest at 10% to 12%, and are due on demand.

NOTE 7 - INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2005 are estimated at approximately $1,450,000 and expire between 2013 and 2025. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $493,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $102,000 during the year ended December 31, 2005. As of the audit report date, the Company had not filed its corporate income tax returns for the years ended December 31, 2005 and 2004.

NOTE 8 - COMMON STOCK AND WARRANTS

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

In May and June 1998, the Company issued 16,000 and 200,000 shares of common stock respectively, for professional services received from non-related individuals. These shares were valued at $0.005 per share
.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK AND WARRANTS (continued)

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

In October 2001, the Company entered into an agreement under which PIL S.A. would make a capital infusion and bring in new majority shareholders. Total capital to be brought to the Company was to be $500,000 by October 31, 2001, and an additional $500,000 by December 31, 2001, at a rate of $0.20 per share. The right to cancel any subscription under the agreement and have the consideration refunded would have required a breach of the agreement, termination of the agreement by mutual consent, or termination of the agreement by its own terms. At December 31, 2002, 1,250,000 shares of stock were issued to PIL S.A. for the $249,871 that had been received from PIL S.A. in previous quarters as subscription of shares of common stock. In May 2004, 50,000 shares for an additional subscription of $9,978 received in 2002 were issued to PIL S.A. In June 2002, PIL S.A. elected to convert a loan with balance of $10,000 into 50,000 shares of common stock. At June 30, 2004 the 50,000 shares were issued. Both the $10,000 and $9,978 were classified as common stock subscription deposit as of December 31, 2002. The agreement with PIL S.A. has been terminated.

In September 2002, the Company issued 187,500 shares of its common stock for consulting services received from a non-related individual. The shares were valued at $0.10 per share.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK AND WARRANTS (continued)

In 2004, the Company issued 857,300 shares of common stock for management services of $85,730, of which $50,000 was accrued at December 31, 2003. The shares were valued at $0.10 per share pursuant to the Modified Joint Plan of Reorganization approved by U.S. Bankruptcy Court.

The Company also issued 1,250,000 shares of common stock in 2004 for consulting fees of $ 100,000, of which $12,500 was accrued at December 31, 2003. The shares were valued at $0.08, the closing market price on the Board’s authorization date.

During the year ended December 31, 2005, the Company issued 678,300 shares of common stock for management services of $67,830, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court. Pursuant to the Modified Joint Plan of Reorganization, the stock issued for services was valued at $0.10 per share.

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the years ended December 31,
	2005	2004
Numerator:
Net Loss	$ (291,770)	$ (237,913)
Denominator:
Weighted Average Number of Shares	15,067,600	13,913,621

Net Loss per share-Basic and Diluted	$ (0.02)	$ (0.02)

NOTE 10 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $90,961 for the year ended December 31, 2005. The Company repaid $99,479 for the year ended December 31, 2005. These advances bear interest at 10% and have no maturity date. The balance of advances was $216,318 at December 31, 2005.

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $6,000 was recorded as expense during the years ended December 31, 2005 and 2004.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock at $0.10 per share. Management compensation amounted to $67,831 and $35,730 for the years ended December 31, 2005 and 2004, respectively. The number of shares issued for management compensation was 678,300 and 857,300 shares for the years ended December 31, 2005 and 2004, respectively.

NOTE 11 - EXTRAORDINARY ITEM

On December 19, 2000, the Employment Development Department (EDD) accepted an “Offer in Compromise” in the amount of $7,600 to satisfy in full, all outstanding liabilities of $76,675 due to the EDD by Pacific Alliance Corporation. The settlement amount was paid in January 2001, and an extraordinary gain of $69,075 was recognized.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 2, 2005, Pacific Alliance Corporation (the “Registrant”) dismissed HJ & Associates, LLC (“HJ”) as its principal accountant to audit its financial statements. HJ audited the Registrant’s financial statements for the year ended December 31, 2004, but did not audit the Registrant’s financial statements for any other period. HJ’s report on the financial statements of the Registrant for the past year did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion of HJ on the Auditor’s financial statement did contain a going concern qualification.

During the most recent fiscal year ended December 31, 2004 and the subsequent period to and including August 2, 2005, there have been no disagreements between HJ and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of HJ, would have caused it to make a reference to the subject matter of any such disagreement with its report.

On July 27, 2005, the Registrant engaged Spector & Wong, LLP (“Spector”) as its principal accountant to audit the Registrant’s financial statements. Prior to the engagement of Spector, Harold Spector sold his 16,000 shares of common stock, his whole holdings in the Company.  During the two most recent fiscal years ended December 31, 2004 and the subsequent period to and including July 27, 2005, the Registrant has not consulted with Spector regarding any of the following: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Registrant’s respective financial statements, and neither a written report nor oral advice was provided to the Registrant that Spector concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, or (3) any other matter.

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

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management, including our President, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our President concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Mark Scharmann	47	President/Director
Dan Price	51	Vice President/Director
David Knudson	46	Secretary/Treasurer/Director

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

E. Compliance With Section 16(a). No disclosure is required here.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position	Year	Salary	Commissions and Bonuses ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Options/ SAR’s (#)
Mark Scharmann (1) President	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ 17,775 $ 13,425 $ 8,446	-0- -0- -0-

(1) Mr. Scharmann’s compensation is paid in shares of Restricted Stock priced at $.10 per share.

Stock Options

The following table sets forth certain information concerning stock options granted during fiscal 2005 to the named executive officers.

Options Grants in the Year Ended December 31, 2005

Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share ($)	Expiration Date
Mark Scharmann	-0-	-0-	N/A	N/A

The following table sets forth information concerning the number and value of options held at December 31, 2005 by each of the named executive officers. No options held by such executive officers were exercised during 2005.

Option Values at December 31, 2005

	Number of Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-the-Money Options At December 31, 2005($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark Scharmann	-0-	-0-	N/A	N/A

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

For the year ended December 31, 2005 the Company compensated its officers as follows:

Name	Compensation	Shares Issued

Mark Scharmann	$ 17,775	177,750
Dan Price	$ -0-	-0-
David Knudson	$ 50,055	500,550

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of the Company’s common stock beneficially owned as of April 5, 2006 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) Ownership
Mark Scharmann(1) 1661 Lakeview Circle Ogden, UT 84403	5,316,896	33.86%
Dan Price(1) 1661 Lakeview Circle Ogden, UT 84403	38,275	0.24%
David Knudson(1) 1661 Lakeview Circle Ogden, UT 84403	2,164,958	13.79%
Northcliffe Consulting, LLC 12144 Mt. Shadow Road Sandy, UT 84092	1,000,000	6.37%
Curtis Kaminska 1327 E. 6125 S. Ogden, UT 84405	1,012,002	6.44%
PIL S.A. 8 Rue Neuve du Molard Geneva Switzerland	1,350,000	8.60%
All Officers and Directors as a Group (3 Persons)	7,520,129	47.89%
Total Shares Issued	15,703,800	100%

(1)These individuals are the officers and directors of the Company.

Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

Security Ownership of Management

See Item 4(a) above.

Changes in Control

We currently have no proposed change of control transaction. The transaction we contemplated with PIL SA has been terminated. We are continuing to discuss business combinations with other Target Businesses. If, and when we complete a Business Combination, it will likely result in a change of control.

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

During 2005, Troika Capital loaned $8,517 to the Company. Such loan is due on demand and bears interest at 10% per annum.

The Company’s officers and directors were issued shares of the Company’s common stock for services rendered during the last three years in the following amounts:

		Shares Issued
Year	Officer	or Accrued	Value of Services

2005	Mark Scharmann	177,750	$17,775
2005	Dan Price	-0-	$-0-
2005	David Knudson	500,550	$50,055
2004	Mark Scharmann	134,250	$13,425.00
2004	Dan Price	-0-	$-0-
2004	David Knudson	223,050	$22,305.00
2003	Mark Scharmann	84,460	$8,446.00
2003	Dan Price	-0-	$-0-
2003	David Knudson	266,815	$26,681.50

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

2005

Independent Auditors

On July 27, 2005, we appointed Spector & Wong, LLP to audit the consolidated financial statements of the Company for the year ending December 31, 2005 and to report the results of their audit to our Board of Directors. As an inactive Company our Board of Directors serves as our audit committee.

Fees billed to the Company by Spector & Wong, LLP
		2005	2006
(1)	Audit Fees	$14,500	$4,000
(2)	Tax Fees	$-0-	$-0-
(3)	Other Fees	$-0-	$-0-

(1)
Audit fees billed to the Company by Spector & Wong, LLP were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during 2005 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Spector & Wong, LLP did not bill the Company for other services during 2006 or 2005.

All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Spector & Wong, LLP was engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our Audit Committee; or

•
entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

All of the above services and fees were reviewed and approved by our entire Board of Directors either before or after the respective services were rendered. Our Board of Directors has considered the nature and amount of fees billed by Spector & Wong, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Spector & Wong, LLP independence.

2005

In 2005 our auditor was HJ & Associates, LLC. Information about fees billed by HJ & Associates, LLC in 2005 is as follows:

Audit Fees. The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarter ending March 31, 2005 were $5,750.

Audit Related Fees. For the fiscal year ended December 31, 2004, no fees were billed for assurance and related services by HJ & Associates, LLC relating to the resolution of SEC comments which are not reported under the caption “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2004, the aggregate fees billed by HJ & Associates, LLC for other non-audit professional services, other than those services listed above totaled $-0-.

We did not use HJ & Associates, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ & Associates, LLC to provide compliance outsourcing services.

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

Pacific Alliance Corporation

Date: May 12, 2006	By: /s/ Mark A. Scharmann President/Principal Executive Officer

Date: May 12, 2006	By: /s/ David Knudson Secretary/Treasurer Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark A. Scharmann	President/Director	May 12, 2006

/s/ Dan Price	Vice President/Director	May 12, 2006

/s/ David Knudson	Secretary/Treasurer Director	May 12, 2006