Form 10QSB
period 2006-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2006-05-22
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51777

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

Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 par value Common Stock.

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

Common Stock outstanding at May 22, 2006 - 15,703,800 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
PACIFIC ALLIANCE CORPORATION.

For the Quarter ended March 31, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB
Item 1. Financial Statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
March 31, 2006

	March, 31	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$14,506	$-
TOTAL ASSETS	$14,506	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	$-	$3,360
Accrued Interest	14,652	11,712
Other Accrued Expenses	44,136	40,379
Notes payable	115,000	55,000
Advances from Officer	189,282	216,318
Current portion of Tax Liabilities	306,168	302,523
Notes payable to Related Parties	145,570	144,070
Total current liabilities	814,808	773,362

Stockholders' Deficit

Common Stock, par value $0.001, authorized 30,000,000 shares; and 15,703,800 and 15,480,600 shares issued and outstanding	15,704	15,481
Paid-in Capital	3,215,368	3,193,271
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,398,927)	(1,349,667)
Total Stockholders Deficit	(800,302)	(773,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,506	$-

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2006	2005	March 31, 2006
Operating Expenses:
Selling, General and Administrative Expenses	$34,912	$18,647	$1,069,851
Tax Penalty and Interest	3,644	-	117,695
Loss on Investment	-	-	6,844
Interest Expense	10,704	10,746	273,612

Net Loss before Extraordinary Item	(49,260)	(29,393)	(1,468,002)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	69,075

Net Loss	$(49,260)	$(29,393)	$(1,398,927)

Net Loss per share, Basic and Diluted	NIL	NIL

Weighted Average Number of Shares	15,555,000	14,803,467

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2006	2005	March 31, 2006
Cash Flow from Operating Activities:
Net Loss	$(49,260)	$(29,393)	$(1,398,927)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	22,320	10,500	448,811
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	6,697	(446)	263,179
Tax liabilities	3,645	-	(69,669)
Net Cash Used in Operating Activities	(16,598)	(19,339)	(722,996)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	(3,360)	(12)	(2,587)
Proceeds from notes payable	60,000	-	264,986
Payments of note payable	-	-	(50,000)
Proceeds from notes payable to related parties	1,500	10,772	55,584
Advance from officer	51,200	25,210	654,846
Repayment of advance from officer	(78,236)	(15,658)	(463,332)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	31,104	20,312	744,346

Net Increase in Cash	14,506	973	14,506

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$14,506	$973	$14,506

Supplemental Disclosures of Cash Flow Information
Interest paid	$7,765	$6,543	$206,942

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Organization and Going Concern Pacific Alliance Corporation (the “Company”) is a development stage Company and attempts to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

Pacific Alliance Corporation, whose name was changed from Pacific Syndication, Inc. in 1997, was originally incorporated in December 1991 under the laws of the State of Delaware. It also became a California corporation in 1991. Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming. In 1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the March 31, 2006 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the first three months ended March 31, 2006, the Company funded its disbursements using loans from an officer and other related parties.

Presentation of Interim Information The accompanying financial information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to its Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share as the Company lacks of dilutive items.

New Accounting Pronouncements The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

NOTE 2- TAX LIABILITIES

The Company owes back taxes to the IRS, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2- TAX LIABILITIES (continued)

As of March 31, 2006, the Company owes $259,690 to IRS. The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, final payment due in January 2002. However, no payments have been made since April 2000. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of March 31, 2006, the Company owes $39,625 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of March 31, 2006, the Company owes $6,853 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

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

NOTE 4- SHORT TERM NOTE PAYABLE

During the first quarter of 2006, the Company obtained loans for the total amount of $60,000 from third parties. The new loans bear interest at 10% and are due on demand.

As of March 31, 2006, the balance for notes payable was $115,000, and it was $55,000 as of December 31, 2005.

NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $145,570 at March 31, 2006 and $144,070 at December 31, 2005. These notes bear interest at 10% to 12%, and are due on demand.

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

During the first three months of 2006, the Company issued 223,200 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $22,320 of total.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended	Three months ended
	March 31,	March 31,
	2006	2005
Numerator:
Net Loss	$ (49,260)	$ (29,393)
Denominator:
Weighted Average Number of Shares	15,555,000	14,803,467

Net Loss per share-Basic and Diluted	NIL	NIL

NOTE 8 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $51,200 to the Company during the three months ended March 31, 2006. The Company repaid $78,236 during the three months ended March 31, 2006. These advances bear interest at 10% and have no maturity date. The balance of advances was $189,282 at March 31, 2006.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $1,500 was recorded as expense during the three months period ended March 31, 2006 and 2005.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $22,320 for the three months ended March 31, 2006 (see note 6).

NOTE 9 - OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	For the three months	For the year
	ended March 31,	ended December 31,
	2006	2005
Accrued Professional Fees	$ 32,054	$ 29,174
Accrued Expenses	12,082	11,205
Total	$ 44,136	$ 40,379

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

2. The Company completed its audited financial statements for the years ended December 31, 1996 through 2005.

3. The Company effected a 1-for-6 reverse split of its issued and outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

4. The Company changed its name to Pacific Alliance Corporation.

5. The Company obtained the preliminary agreement of a registered-broker to make a market in the Company’s common stock.

6. The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities.

7. The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997 through December 2005, and all required Forms 10-QSB.

Financial Condition

Total assets at March 31, 2006 were $14,506. As of December 31, 2005, the Company had no assets and liabilities $773,362.

The Company’s total liabilities as of March 31, 2006 were $814,808. The Company’s liabilities include, but are not limited to, $189,282 loans from officers, $14,652 accrued interest, $44,136 of accrued expenses, $306,168 attributed to tax liabilities, and $145,570 of notes payable to related parties.

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

The Company had a net loss of $49,260 for the three months ended March 31, 2006. This compares to a net loss of $29,393 for the three months ended March 31, 2005. The Company’s expenses for the quarter ended March 31, 2006 consisted of management compensation, professional fees, interest and other expenses. We issued 223,200 shares of our common stock to officers for compensation during the quarter end March 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended March 31, 2006 we issued the shares of our common stock to our officers for compensation. We issued 78,750 shares to Mark Scharmann for services valued at $7,875 and 144,450 shares to David Knudson for services valued at $14,445. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management’s Discussion and Analysis section of this Form 10-QSB.

Item 3.	Defaults by the Company on its Senior Securities. None.
Item 4.	Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2006.
Item 5.	Other Information.

Item 6.	Exhibits.	31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
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

Dated: May 22, 2006	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer