Form 10QSB
period 2006-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2006-08-17
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

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

Common Stock outstanding at August 16, 2006 - 15,921,750 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
PACIFIC ALLIANCE CORPORATION.

For the Quarter ended June 30, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB
Item 1. Financial Statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
June 30, 2006

	June 30	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	$145	$3,360
Accrued Interest	17,452	11,712
Other Accrued Expenses	44,925	40,379
Notes payable	115,000	55,000
Advances from Officer	207,126	216,318
Current portion of Tax Liabilities	309,812	302,523
Notes payable to Related Parties	144,293	144,070
Total current liabilities	838,753	773,362

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 5,000,000 shares;
none outstanding	-	-
Common Stock, par value $0.001, authorized 25,000,000 shares; and 15,921,750 and 15,480,600 shares issued and outstanding	15,922	15,481
Paid-in Capital	3,236,945	3,193,271
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,459,173)	(1,349,667)
Total Stockholders Deficit	(838,753)	(773,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					From Inception of
					the Developmental
	Three		Six		Stage,
	Months Ended		Months Ended		December 21, 1995
	June 30,		June 30,		Through
	2006	2005	2006	2005	June 30, 2006
Operating Expenses:
Selling, General and Administrative Expenses	$45,119	$42,671	$80,032	$61,318	$1,114,970
Tax Penalty and Interest	3,644	-	7,288	-	121,339
Loss on Investment		-		-	6,844
Interest Expense	11,483	11,226	22,186	21,973	285,095

Net Loss before Extraordinary Item	(60,246)	(53,897)	(109,506)	(83,291)	(1,528,248)

Extraordinary Item, Gain on Forgiveness net of Tax	-	-	-	-	69,075

Net Loss	$(60,246)	$(53,897)	$(109,506)	$(83,291)	$(1,459,173)

Net Loss per share, Basic and Diluted	NIL	NIL	$(0.01)	$(0.01)

Weighted Average Number of Shares	15,776,450	14,909,542	15,665,725	14,856,797

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the six months ended		December 21, 1995
	June 30,		Through
	2006	2005	June 30, 2006
Cash Flow from Operating Activities:
Net Loss	$(109,506)	$(83,291)	$(1,459,173)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	44,115	30,900	470,606
(Increase) Decrease in:
Prepaids	-	(500)	-
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	10,286	14,266	266,768
Tax liabilities	7,289	-	(66,025)
Net Cash Used in Operating Activities	(47,816)	(38,625)	(754,214)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	(3,215)	7,965	(2,442)
Proceeds from notes payable	60,000	10,000	264,986
Payments of note payable	-	-	(50,000)
Net Proceeds from notes payable to related parties	223	14,084	54,307
Advance from officer	127,100	42,410	730,746
Repayment of advance from officer	(136,292)	(35,834)	(521,388)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	47,816	38,625	761,058

Net Increase in Cash	-	-	-

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Interest paid	$16,446	$15,772	$215,623

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the June 30, 2006 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the first six months ended June 30, 2006, the Company funded its disbursements using loans from an officer and other related parties.

Presentation of Interim Information The financial information at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The results for the three and six months ended June 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

New Accounting Pronouncements In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

FASB has also issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2- TAX LIABILITIES

The Company owes back taxes to the IRS, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

As of June 30, 2006, the Company owes $262,759 to IRS. The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, final payment due in January 2002. However, no payments have been made since April 2000. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of June 30, 2006, the Company owes $40,115 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of June 30, 2006, the Company owes $6,938 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

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

NOTE 4- SHORT TERM NOTE PAYABLE

During the first six months of 2006, the Company obtained loans for the total amount of $60,000 from third parties. The new loans bear interest at 10% and are due on demand.

As of June 30, 2006, the balance for notes payable was $115,000, and it was $55,000 as of December 31, 2005.

NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at June 30, 2006 and $144,070 at December 31, 2005. These notes bear interest at 10% to 12%, and are due on demand.

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

During the first six months of 2006, the Company issued 441,150 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $44,115 of total.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net Loss	$(60,246)	$(53,897)	$(109,506)	$(83,291)
Denominator:
Weighted Average Number of Shares	15,776,450	14,909,542	15,665,725	14,856,797

Net loss per share-Basic and Diluted	NIL	NIL	$(0.01)	$(0.01)

NOTE 8 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $127,100 to the Company during the six months ended June 30, 2006. The Company repaid the officer $136,292 during the six months ended June 30, 2006. These advances bear interest at 10% and have no maturity date. The balance of advances was $207,126 at June 30, 2006.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $3,000 was recorded as expense during the six months period ended June 30, 2006 and 2005.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $44,115 for the six months ended June 30, 2006 (see note 6).

NOTE 9 - OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	June 30, 2006	December 31, 2005
Accrued Professional Fees	$ 31,513	$ 29,174
Accrued Expenses	13,412	11,205
Total	$ 44,925	$ 40,379

NOTE 10 - INCREASE IN AUTHORIZED SHARES

On June 14, 2006, the Company’s Board of Directors and the majority shareholders approved to increase the number of authorized common shares from 25,000,000 to 100,000,000. The amended Articles of Incorporation will be filed in August 2006.

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

Financial Condition

Total assets at June 30, 2006 were $-0-. As of December 31, 2005, the Company had no assets and liabilities $773,362.

The Company’s total liabilities as of June 30, 2006 were $838,753. The Company’s liabilities include, but are not limited to, $207,126 loans from officers, $17,452 accrued interest, $44,925 of accrued expenses, $309,812 attributed to tax liabilities, and $144,293 of notes payable to related parties.

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

The Company had a net loss of $60,246 for the three months ended June 30, 2006. This compares to a net loss of $53,897 for the three months ended June 30, 2005. The Company had a net loss of $109,506 for the six months ended June 30, 2006. This compares to a net loss of $83,291 for the six months ended June 30, 2005. The Company’s expenses for the three months and six months ended June 30, 2006 consisted of management compensation, professional fees, interest and other expenses. We issued 217,950 shares of our common stock to officers for compensation during the quarter end June 30, 2006 and a total of 441,150 shares for the six months ended June 30, 2006. The shares were valued at $.10 per share.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of June 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended June 30, 2006 we issued the shares of our common stock to our officers for compensation. We issued 54,000 shares to Mark Scharmann for services valued at $5,400 and 22,500 shares to Dan Price for services valued at $2,250 and 141,450 shares to David Knudson for services valued at $14,145. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management’s Discussion and Analysis section of this Form 10-QSB.

Item 3.	Defaults by the Company on its Senior Securities. None.

Item 4.
Submission of Matters to Vote of Security Holders. On June 14, 2006, our Board of Directors and majority stockholders (owning 9,532,131 shares of common stock) approved an amendment to our Certificate of Incorporation to increase our shares of common stock authorized from 25,000,000 to 100,000,000. We filed a Preliminary Information Statement on Schedule 14C and a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. We began mailing the Definitive Information Statement to our shareholders on July 27, 2006. We anticipate that in August, 2006, our Certificate of Incorporation will be amended to increase the number of shares of common stock we have authorized to 100,000,000.

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

Dated: August 17, 2006	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer