Form 10QSB
period 2006-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2006-11-16
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

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

Common Stock outstanding at November 14, 2006 - 15,977,050 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
PACIFIC ALLIANCE CORPORATION.

For the Quarter ended September 30, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB
Item 1. Financial Statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Controls and Procedures	18

PART II - OTHER INFORMATION

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of
	September 30	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,298	$-
TOTAL ASSETS	$5,298	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	$-	$3,360
Accrued Interest	23,974	11,712
Other Accrued Expenses	42,560	40,379
Notes payable	115,000	55,000
Advances from Officer	236,563	216,318
Tax Liabilities	313,456	302,523
Notes payable to Related Parties	144,293	144,070
Total current liabilities	875,846	773,362

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and 15,997,050 and 15,480,600 shares issued and outstanding	15,997	15,481
Paid-in Capital	3,244,399	3,193,271
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,498,497)	(1,349,667)
Total Stockholders Deficit	(870,548)	(773,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,298	$-

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					From Inception of
					the Developmental
	Three		Nine		Stage,
	Months Ended		Months Ended		December 21, 1995
	September 30,		September 30,		Through
	2006	2005	2006	2005	September 30, 2006
Operating Expenses:
Selling, General and Administrative Expenses	$23,421	$36,856	$103,452	$98,175	$1,138,391
Tax Penalty and Interest	3,644	-	10,932	-	124,983
Loss on Investment	-	-	-	-	6,844
Interest Expense	12,259	11,873	34,445	33,845	297,354

Net Loss before Extraordinary Item	(39,324)	(48,729)	(148,829)	(132,020)	(1,567,572)

Extraordinary Item, Gain on Forgiveness of Tax	-	-	-	-	69,075

Net Loss	$(39,324)	$(48,729)	$(148,829)	$(132,020)	$(1,498,497)

Net Loss per share, Basic and Diluted	NIL	NIL	$(0.01)	$(0.01)

Weighted Average Number of Shares	15,946,850	14,947,047	15,759,433	14,942,975

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the nine months ended		December 21, 1995
	September 30,		Through
	2006	2005	September 30, 2006
Cash Flow from Operating Activities:
Net Loss	$(148,829)	$(132,020)	$(1,498,497)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	51,644	42,120	525,465
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	14,443	32,394	223,595
Tax liabilities	10,933	-	(62,381)
Net Cash Used in Operating Activities	(71,809)	(57,506)	(778,208)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	(3,360)	(12)	(2,587)
Proceeds from notes payable	60,000	25,000	264,986
Payments of note payable	-	-	(50,000)
Net Proceeds from notes payable to related parties	223	34,084	54,307
Advance from officer	169,000	83,210	772,646
Repayment of advance from officer	(148,756)	(83,929)	(533,851)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	77,107	58,353	790,350

Net Increase in Cash	5,298	847	5,298

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$5,298	$847	$5,298

Supplemental Disclosures of Cash Flow Information
Interest paid	$21,681	$22,178

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the September 30, 2006 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the first nine months ended September 30, 2006, the Company funded its disbursements using loans from an officer and other related parties.

Presentation of Interim Information The financial information at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The results for the three and nine months ended September 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

New Accounting Pronouncements In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

In September 2006, the FASB issued Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

NOTE 2- TAX LIABILITIES

The Company owes back taxes to the IRS, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

As of September 30, 2006, the Company owes $265,828 to IRS. The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, final payment due in January 2002. However, no payments have been made since April 2000. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of Septembe 30, 2006, the Company owes $40,606 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of Septembe 30, 2006, the Company owes $7,022 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4- SHORT TERM NOTE PAYABLE

During the first nine months of 2006, the Company obtained loans for the total amount of $60,000 from third parties. The new loans bear interest at 10% and are due on demand.

As of September 30, 2006, the balance for notes payable was $115,000, and it was $55,000 as of December 31, 2005.

NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at September 30, 2006 and $144,070 at December 31, 2005. These notes bear interest at 10% to 12%, and are due on demand.

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

During the first nine months of 2006, the Company issued 516,440 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $51,644 of total.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net Loss	$(39,324)	$(48,729)	$(148,829)	$(132,020)
Denominator:
Weighted Average Number of Shares	15,946,850	14,947,047	15,759,433	14,942,975

Net loss per share-Basic and Diluted	NIL	NIL	$(0.01)	$(0.01)

NOTE 8 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $148,756 to the Company during the nine months ended September 30, 2006. The Company repaid the officer $169,000 during the nine months ended September 30, 2006. These advances bear interest at 10% and have no maturity date. The balance of advances was $236,563 at September 30, 2006.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $4,500 was recorded as expense during the nine months period ended September 30, 2006 and 2005.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $51,644 for the nine months ended September 30, 2006 (see note 6).

NOTE 9 - OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	September 30, 2006	December 31, 2005
Accrued Professional Fees	$31,148	$29,174
Accrued Expenses	11,412	11,205
Total	$42,560	$40,379

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - INCREASE IN AUTHORIZED SHARES

On June 14, 2006, the Company’s Board of Directors and the majority shareholders approved to increase the number of authorized common shares from 25,000,000 to 100,000,000. The amended Articles of Incorporation was filed on August 17, 2006.

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

Financial Condition

Total assets at September 30, 2006 was $5,298. As of December 31, 2005, the Company had no assets and liabilities $773,362.

The Company’s total liabilities as of September 30, 2006 were $870,548. The Company’s liabilities include, but are not limited to, $236,563 loans from officers, $23,974 accrued interest, $42,560 of accrued expenses, $313,456 attributed to tax liabilities, and $144,293 of notes payable to related parties.

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

The Company had a net loss of $39,324 for the three months ended September 30, 2006. This compares to a net loss of $48,729 for the three months ended September 30, 2005. The Company had a net loss of $148,829 for the nine months ended September 30, 2006. This compares to a net loss of $132,020 for the nine months ended September 30, 2005. The Company’s expenses for the three months and nine months ended September 30, 2006 consisted of management compensation, professional fees, interest and other expenses. We issued 75,300 shares of our common stock to officers for compensation during the quarter end September 30, 2006 and a total of 516,450 shares for the nine months ended September 30, 2006. The shares were valued at $.10 per share.

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

Risk Factors

During the quarter and nine months ended September 30, 2006, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-KSB for the year ended December 21, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of September 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended September 30, 2006 we issued the shares of our common stock to our officers for compensation. We issued 26,250 shares to Mark Scharmann for services valued at $2,625 and 49,050 shares to David Knudson for services valued at $4,905. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management’s Discussion and Analysis section of this Form 10-QSB.

Item 3.	Defaults by the Company on its Senior Securities. None.

Item 4.
Submission of Matters to Vote of Security Holders. On June 14, 2006, our Board of Directors and majority stockholders (owning 9,532,131 shares of common stock) approved an amendment to our Certificate of Incorporation to increase our shares of common stock authorized from 25,000,000 to 100,000,000. We filed a Preliminary Information Statement on Schedule 14C and a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. We began mailing the Definitive Information Statement to our shareholders on July 27, 2006. The Certificate of Incorporation was amended to increase the number of shares of common stock we have authorized to 100,000,000 in August 2006.

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

Dated: November 16, 2006	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer