Form 10KSB
period 2006-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2007-04-16
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES  EXCHANGE  ACT OF 1934 For the  fiscal  year
                   ended December 31, 2006
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-51777

                          PACIFIC ALLIANCE CORPORATION
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                             87-044584-9
--------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization                                identification No.)

                              1661 Lakeview Circle
                                Ogden, UT 84403
                    ----------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (801) 399-3632
                                                         --------------

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

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [ ]

         The Issuer's revenues for the fiscal year ended December 31, 2006 were -0-.

         As of April 12, 2007, 36,147,050 shares of the Issuer's common stock were issued and outstanding of which 8,183,671 were held by non-affiliates. As of April 12, 2007, there was no active market in the Issuers securities.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE



                                TABLE OF CONTENTS

                                                                                              Page
PART I
Item 1.          Description of Business                                                         3
Item 2.          Properties                                                                     11
Item 3.          Legal Proceedings                                                              11
Item 4.          Submission of Matters to a Vote of Security Holders                            11

PART II
Item 5.          Market for the Registrant's Common Stock
                   and Related Security Holder Matters
                                                                                                11
Item 6.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operation
                                                                                                16
Item 7.          Financial Statements                                                           24
Item 8.          Changes and Disagreements with Accountants on Accounting
                   and Financial Disclosure
                                                                                                40
Item 8A.         Controls and Procedures                                                        41
Item 8B.         Other Information                                                              42

PART III
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act                            42
Item 10.         Executive Compensation                                                         44
Item 11.         Security Ownership of Certain Beneficial Owners and Management                 46
Item 12.         Certain Relationships and Related Party Transactions                           47
Item 13.         Exhibits, Financial Statements, Schedules and Reports on Form 8 K              48
Item 14.         Principal Accounting Fees and Services                                         49

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

           2. The Company completed its audited financial statements for the years ended December 31, 1995 through 2006.

           3.        Tax   liabilities  to  the  Internal   Revenue  Service  of
                     approximately $269,093 had been reduced to $268,897 as of December 31, 2006.

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

           8. The Company prepared and filed Form 10-KSB's for the years ended December 31, 1996 - 2005 and with this Form 10-KSB, for the year ended December 31, 2006.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were presented to the Company's Shareholders for a vote during the last quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         There is no active market for the Company's common stock. The Company's common stock is sporadically traded on a workout basis in the over-the-counter market.

Shares Issued in Unregistered Transactions in 2006

         We issued shares of our common stock in unregistered transactions during 2006. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

------------------------------- ----------------- -------------- --------------------------------
                                    Number of
          Issued To                  Shares           Date                 Consideration
=============================== ================= ============== ================================
Mark A. Scharmann                         78,750     3/31/06     Compensation valued at $7,875
------------------------------- ----------------- -------------- --------------------------------
David Knudson                            144,450     3/31/06     Compensation valued at $14,445
------------------------------- ----------------- -------------- --------------------------------
Mark A. Scharmann                         54,000     6/30/06     Compensation valued at $5,400
------------------------------- ----------------- -------------- --------------------------------
Dan Price                                 22,500     6/30/06     Compensation valued at $2,250
------------------------------- ----------------- -------------- --------------------------------
David Knudson                            141,450     6/30/06     Compensation valued at $14,145
------------------------------- ----------------- -------------- --------------------------------
Mark A. Scharmann                         26,250     9/30/06     Compensation valued at $2,625
------------------------------- ----------------- -------------- --------------------------------
David Knudson                             49,050     9/30/06     Compensation valued at $4,905
------------------------------- ----------------- -------------- --------------------------------
Mark A. Scharmann                     20,000,000    12/19/06     $100,000 of outstanding notes
------------------------------- ----------------- -------------- --------------------------------
Mark A. Scharmann                         20,250    12/31/06     Compensation valued at $2,025
------------------------------- ----------------- -------------- --------------------------------
Dan Price                                  9,000    12/31/06     Compensation valued at $900
------------------------------- ----------------- -------------- --------------------------------
David Knudson                             57,150    12/31/06     Compensation valued at $5,715
=============================== ================= ============== ================================
Total:                                20,602,850
------------------------------- ----------------- -------------- --------------------------------

Shares Issued in Unregistered Transactions Prior to 2005

Shares Issued Prior to Confirmation Date
----------------------------------------

         Immediately prior to the confirmation of the Company's Plan of Reorganization by the Bankruptcy Court on May 28, 1997, there were a total of 12,594,422 shares of the Company's common stock issued and outstanding. The Plan of Reorganization, called for a 1-for-6 reverse split of the issued and outstanding shares which reduced the 12,594,422 shares to 2,099,125 shares.

Shares Issued to Troika
-----------------------

         Pursuant to the Plan of Reorganization, 5,000,000 shares of the Company's common stock, calculated after the reverse stock split, were issued to Troika Capital Investment. The shares issued to Troika were issued pursuant to
Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act").

Shares Issued to Creditors
--------------------------

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

Shares Issued Subsequent to Confirmation Date

         As part of the Plan, the Company issued 5,000,000 shares to Troika Capital for $25,000. Subsequent to the Confirmation Date, the Company issued its securities in non-registered transactions pursuant to the exemption provided by
Section 4(2) of the Securities Act. The Company did not pay a commission or any finders fees in connection with such transactions. In addition to the following transactions, we issued shares to management for services (See Item 12 of this Form 10-KSB). The securities issued in such transactions were as follows:

---------------------------------- ------------------ -------------- -----------------------------------------------
                                       Number of
            Issued To                   Shares            Date                       Consideration
================================== ================== ============== ===============================================
Harold Spector                          16,000           5/28/98     Consulting services valued at $80
---------------------------------- ------------------ -------------- -----------------------------------------------
Workout Specialists, Inc.               200,000          6/29/98     Consulting services valued at $1,000
---------------------------------- ------------------ -------------- -----------------------------------------------
William M. Hynes, II                    80,078           9/30/98     These shares were issued to Mr. Hynes as
                                                                     payment in full for $80,077.57 in IRS tax
                                                                     credits transferred to the Company by
                                                                     Mr. Hynes.
---------------------------------- ------------------ -------------- -----------------------------------------------
Mark Scharmann                          300,000          2/29/00     Repayment of $15,000 loan from Mark Scharmann
---------------------------------- ------------------ -------------- -----------------------------------------------
William M. Hynes, II                    150,000          5/20/00     Consulting Services valued at $15,000
---------------------------------- ------------------ -------------- -----------------------------------------------
Michael Harrop                          187,500          8/7/02      Consulting Services valued at $18,750
---------------------------------- ------------------ -------------- -----------------------------------------------
PIL S.A.                               1,250,000         6/28/02     $249,871
---------------------------------- ------------------ -------------- -----------------------------------------------
Northcliffe Consulting                 1,000,000         2/24/04     Consulting Services value at $10,000
---------------------------------- ------------------ -------------- -----------------------------------------------
William M. Hynes, II                    250,000          2/24/04     Consulting Services valued at $2,500
---------------------------------- ------------------ -------------- -----------------------------------------------
PIL S.A.                                100,000          5/14/04     $19,978
---------------------------------- ------------------ -------------- -----------------------------------------------
Mark Scharmann                        20,000,000      12/19/06       Repayment of $100,000 of notes owed Mark
                                                                     Scharmann
================================== ================== ============== ===============================================
Total:                                23,533,578
---------------------------------- ------------------ -------------- -----------------------------------------------

Shares Issued for Services from 1997 to December 31, 2006
---------------------------------------------------------

         Those persons who have been serving as the Company's officers and directors since 1996 have been issued shares of common stock for services rendered in lieu of cash compensation. Total compensation shares issued to each of the Company's officers and directors is as follows:

           Mark A. Scharmann                        1,785,026
                                               ---------------
           Dan Price                                   68,775
                                               ---------------
           David Knudson                            2,678,941
                                               ---------------

Holders

          As of April 12, 2007, there were 36,147,050 shares of common stock outstanding and approximately 148 stockholders of record of common stock.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         None

Limitation on Directors' Liability, Charter Provisions and Other Matters

         Delaware law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Delaware law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Delaware law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Delaware law.

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

Liquidity and Capital Resources

         As of December 31, 2006, we had no assets. Therefore, we are dependent upon loans and advances from our management and affiliates to fund our expenses pending the completion of a merger or acquisition. As of December 31, 2006, we had total liabilities of $808,592 of which $322,554 was for tax liabilities. At December 31, 2006, a total of $408,800 of our liabilities was for funds loaned to us by management and other stockholders compared to $415,389 in such loans as of December 31, 2005. At December 31, 2006, a total of $-0- of our liabilities was for accrued compensation expenses for our officers and directors.

         In the last quarter of 2006, we issued 20,000,000 shares of our common stock to our president Mark Scharmann as payment for $100,000 of notes we owed Mr. Scharmann.

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

         The auditors' report on our December 31, 2005 financial statements contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital. We will continue to be an inactive company unless and until we raise additional capital and acquire an operating company. There can be no assurance that either will occur.

Results of Operations

         We have not conducted any active operations since our Confirmation Date and generated no revenue for the year ended December 31, 2006 or the year ended December 31, 2005. We anticipate that we will not generate any revenues until we acquire or merge with another company.

         Our total expenses of $195,514 for the year ended December 31, 2006 compared to $291,770 for the year ended December 31, 2005. Our total cost of compensation for the year ended December 21, 2006 was $60,285 compared to $67,830 for the year ended December 31, 2005. Our total interest costs were $46,863 for the year ended December 31, 2006 compared to $38,032 for year ended December 31, 2005.

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

ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

Pacific Alliance Corporation Financial Statements                         Page
--------------------------------------------------------------------------------

   Report of Independent Registered Public Accounting Firms                25

   Balance Sheet                                                           26

   Statements of Operations                                                27

   Statements of Changes in Stockholders' Deficit                          28

   Statements of Cash Flows                                                29

   Notes to Financial Statements                                           30

Microsoft Word 11.0.6568;


1

                                 SPECTOR & WONG, LLP
HAROLD Y. SPECTOR, CPA      Certified Public Accountants    80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA                 (888) 584-5577                     SUITE  723
                                FAX  (626) 584-6447           PASADENA, CA 91101




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and
Stockholders of Pacific Alliance Corporation

We have audited the accompanying balance sheet of Pacific Alliance Corporation (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006, and 2005, and from the inception of the development stage on December 21, 1995 to December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on out audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the periods from inception of the development stage on December 21, 1995 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company did not generate revenue and has a net capital deficiency and minimal working capital. Those conditions raise substantial doubt about its ability to continue as going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Spector & Wong, LLP

Pasadena, California

April 10, 2007


PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
--------------------------------------------------------------------------------

                                                                         As of
                                                                      December 31,
                                                                          2006
                                                                   -------------------

                                         ASSETS
Current Assets
   Cash                                                                $      --
                                                                       -----------
    TOTAL ASSETS                                                       $      --
                                                                       ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Overdraft                                                            $         6
  Accrued Interest                                                          29,247
  Other Accrued Expenses                                                    47,985
  Notes payable                                                            120,000
  Advances from Officer                                                    144,507
  Tax Liabilities                                                          322,554
  Notes payable to Related Parties                                         144,293
                                                                       -----------
    Total current liabilities                                              808,592
                                                                       -----------


Stockholders' Deficit
  Common Stock, par value $0.001, authorized 100,000,000 shares; and
     36,083,450 shares issued and outstanding                               36,083
  Paid-in Capital                                                        3,332,953
  Accumulated deficit prior to the developmental stage                  (2,632,447)
  Accumulated deficit during the developmental stage                    (1,545,181)
                                                                       -----------
    Total Stockholders Deficit                                            (808,592)
                                                                       -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                       $      --
                                                                       ===========






See notes to financial statements



PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS



                                                                                                   From Inception of
                                                                                                   the Developmental
                                                                                                         Stage,
                                                                     For the years ended            December 21, 1995
                                                                December 31,                            Through
                                                                    2006              2005         December 31, 2006
                                                              ----------------------------------------------------------
Operating Expenses:
   Selling, General and Administrative Expenses                       $ 128,620        $ 139,687            $ 1,163,559
   Tax Penalty and Interest Expense                                      20,031          114,051                134,081
   Loss on Investment                                                         -                -                  6,844
   Interest Expense                                                      46,863           38,032                309,772
                                                              ----------------------------------------------------------

Net Loss before Extraordinary Item                                     (195,514)        (291,770)            (1,614,256)

Extraordinary Item, Gain on Forgiveness of Tax debt                        --               --                   69,075
                                                              ----------------------------------------------------------

Net Loss                                                             $ (195,514)      $ (291,770)          $ (1,545,181)
                                                              ==========================================================

Net Loss per share, Basic and Diluted                                   $ (0.01)         $ (0.02)
                                                              ===================================

Weighted Average Number of Shares                                    17,492,704       15,067,600
                                                              ===================================




See notes to financial statements


PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                           Common Stock        Additional       Accumulated         Accumulated
                                     -------------------------   Paid-in     Deficit Prior to      Deficit After
                                        Shares       Amount      Capital     December 21,1995    December 21,1995       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 21, 1995             2,099,125    $ 2,099     $ 884,901      $ (2,632,447)               --     $ (1,745,447)
Conversion of Trade Accounts Payable     1,458,005      1,458     1,456,547              --                            1,458,005
Issuance of Common Stock                                                                                     --
  for Cash                               5,000,000      5,000        20,000              --                               25,000
Issuance of Common Stock                                                                                     --
  for Services                             216,000        216           864              --                  --            1,080
Conversion of Debt                         300,000        300        14,700              --                               15,000
Issuance of Common Stock for IRS                                                                             --
  Claim Reduction                           80,078         80        79,998              --                  --           80,078
Issuance of Common Stock                 1,250,000      1,250       248,621              --                              249,871
Conversion of Management                                                                                     --
  Compensation Liability                 1,854,292      1,854       183,575              --                              185,429
Issuance of Common Stock for                                                                                 --
  Consulting Services                      337,500        338        33,412              --                               33,750
Activity from December 21, 1995                                                                              --
  Through December 31, 2002                   --         --            --                --              (675,396)    (675,396)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            12,595,000     12,595     2,922,618        (2,632,447)           (675,396)      (372,630)
---------------------------------------------------------------------------------------------------------------------------------
Net Loss for the Year Ended
  December 31, 2003                           --         --            --                --              (144,588)      (144,588)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003            12,595,000     12,595     2,922,618        (2,632,447)           (819,984)      (517,218)
---------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock for
  Consulting Services                    1,250,000      1,250        98,750              --                  --          100,000
Issuance of Common Stock
  for Stock Subscription                   100,000        100        19,878              --                  --           19,978
Issuance of Common Stock for
  Management Compensation Expense          857,300        857        84,873              --                  --           85,730
Net Loss for the Year Ended
  December 31, 2004                           --         --            --                --              (237,913)      (237,913)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004            14,802,300     14,802     3,126,119        (2,632,447)         (1,057,897)      (549,423)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock for
  Management Compensation                  678,300        679        67,152              --                  --           67,831
Net Loss for the Year Ended
  December 31, 2005                           --         --            --                --              (291,770)      (291,770)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005            15,480,600     15,481     3,193,271        (2,632,447)         (1,349,667)      (773,362)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock for
  Management Compensation                  602,850        602        59,682              --                  --           60,284
Conversion of related party debt to
  common stock                          20,000,000     20,000        80,000              --                  --          100,000
Net Loss for the Year Ended
  December 31, 2006                           --         --            --                --              (195,514)      (195,514)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006            36,083,450   $ 36,083   $ 3,332,953      $ (2,632,447)       $ (1,545,181)    $ (808,592)
----------------------------------------------------------------------------------------------------------------------------------



See notes to financial statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                   From Inception of
                                                                                                                   the Developmental
                                                                                                                        Stage,
                                                                                     For the years ended           December 21, 1995
                                                                                        December 31,                   Through
                                                                                    2006             2005         December 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
  Net Loss                                                                          $ (195,514)      $ (291,770)      $ (1,545,181)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
      Loss on investments                                                                 --               --                6,844
      Gain on forgiveness on tax debt                                                     --               --              (69,075)
      Stock issued for services                                                         60,284           67,831            534,105
  (Increase) Decrease in:
      Accounts receivable                                                                 --               --               95,841
  Increase (Decrease) in:
      Accrued expenses                                                                  25,141          133,815            234,293
      Tax liabilities                                                                   20,031            6,211            (53,283)
                                                                               ----------------------------------------------------
  Net Cash Used in Operating Activities                                                (90,058)         (83,913)          (796,456)
                                                                               ----------------------------------------------------

Cash Flow from Investing Activities
      Purchase of investments                                                             --               --              (30,180)
      Proceeds from sale of investments                                                   --               --               23,336
                                                                               ----------------------------------------------------
  Net Cash Used In Investing Activities                                                   --               --               (6,844)
                                                                               ----------------------------------------------------

Cash Flow from Financing Activities:
      Bank overdraft                                                                    (3,354)           3,347             (2,581)
      Proceeds from notes payable                                                        1,500           35,000            206,486
      Payments of note payable                                                          (1,277)            --              (51,277)
      Net Proceeds from notes payable to related parties                                65,000           54,084            119,084
      Advance from officer                                                             184,100           90,961            787,746
      Repayment of advance from officer                                               (155,911)         (99,479)          (541,007)
      Proceeds from issuance of common stock                                              --               --               25,000
      Proceeds from common stock subscription                                             --               --              259,849
                                                                               ----------------------------------------------------
  Net Cash Flow Provided by Financing Activities                                        90,058           83,913            803,300
                                                                               ----------------------------------------------------

    Net Increase in Cash                                                                  --               --                 --

Cash Balance at Beginning of Period                                                       --               --                 --
                                                                               ----------------------------------------------------

Cash Balance at End of Period                                                   $         --    $          --    $            --
                                                                               ====================================================

Supplemental Disclosures of Cash Flow Information
      Interest paid                                                             $       23,538  $        28,819
Noncash Investing and Financiang:
      Conversion of debt to common stock                                        $      100,000  $          --








See notes to financial statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS

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

In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company's common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant (see note 9). The IRS portion of tax liabilities was payable in cash by quarterly installments (see note 5). Repayment of other taxes is still being negotiated.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassification: Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 financial statements presentation. Such reclassification had no effect on net losses previously reported.

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

Property and Equipment As of December 31, 2006, the Company did not maintain or control any fixed assets.

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

New Accounting Pronouncements In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued Financial Accounting Standards ("FAS") No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.


The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company's operations and financial position for each of the pronouncements above have not been disclosed.


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplated the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2006 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended, December 31, 2006 the Company funded its disbursements using loans from an officer and other related parties.

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


NOTE 4- OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2006 consist of:

              Accrued Professional Fees                $ 33,952
              Other Accrued Expenses                     14,033
                                               -----------------
                       Total                           $ 47,985
                                               =================

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5- TAX LIABILITIES

The Company owes back taxes to the IRS, California Franchise Tax Board, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of December 31, 2006, the Company owes $268,897 to the IRS. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of December 31, 2006, the Company owes $5,454 to California Franchise Tax Board. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of December 31, 2006, the Company owes $41,096 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

 As of December 31, 2006, the Company owes $7,107 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.


NOTE 6 - SHORT TERM NOTE PAYABLE

During 2006, the Company obtained additional notes payable of $65,000, from third parties. The notes payable bear interest at 10% per annum and are due on demand. As of December 31, 2006, the balance was $120,000.


NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at December 31, 2006. These notes bear interest at 10% to 12%, and are due on demand.


NOTE 8 - INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2006 are estimated at approximately $1,590,000 and expire between 2015 and 2026. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $540,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $47,000 during the year ended December 31, 2006. As of the audit report date, the Company did not file its corporate income tax returns for the year ended December 31, 2006.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - COMMON STOCK AND WARRANTS

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - COMMON STOCK AND WARRANTS (continued)

In 2004, the Company issued 857,300 shares of common stock for management services of $85,730, of which $50,000 was accrued at December 31, 2003. The shares were valued at $0.10 per share pursuant to the Modified Joint Plan of Reorganization approved by U.S. Bankruptcy Court.

The Company also issued 1,250,000 shares of common stock in 2004 for consulting fees of $ 100,000, of which $12,500 was accrued at December 31, 2003. The shares were valued at $0.08, the closing market price on the Board's authorization date.

In 2005, the Company issued 678,300 shares of common stock for management services of $67,830, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court. Pursuant to the Modified Joint Plan of Reorganization, the stock issued for services was valued at $0.10 per share.

In 2006, the Company issued 602,850 shares of common stock for management services of $60,284, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court. Pursuant to the Modified Joint Plan of Reorganization, the stock issued for services was valued at $0.10 per share.

In 2006, the Company issued 20,000,000 shares of restricted common stock to Mr. Scharmann, the CEO of the Company, as payment of $100,000 of debt owed by the Company to him as advances from officer.


NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                           --------------------------------
                                            For the years ended December 31,
                                           --------------------------------
                                               2006               2005
                                           ---------------------------------
Numerator:
  Net Loss                                 $ (195,514)          $  (291,770)
                                           ----------            ----------
Denominator:
  Weighted Average Number of Shares        17,492,704            15,067,600
                                           ----------            ----------
Net Loss per share-Basic and Diluted          $ (0.01)              $ (0.02)
                                           ==========            ==========


NOTE 11 - RELATED PARTY TRANSACTIONS

An officer of the Company, the CEO, advanced $184,100 for the year ended December 31, 2006. The Company repaid $155,911 for the year ended December 31, 2006. These advances bear interest at 10% and have no maturity date. The balance of advances was $144,507 at December 31, 2006.

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $6,000 was recorded as expense during the years ended December 31, 2006 and 2005.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - EXTRAORDINARY ITEM

On December 19, 2000, the Employment Development Department (EDD) accepted an "Offer in Compromise" in the amount of $7,600 to satisfy in full, all outstanding liabilities of $76,675 due to the EDD by Pacific Alliance Corporation. The settlement amount was paid in January 2001, and an extraordinary gain of $69,075 was recognized.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 2, 2005, Pacific Alliance Corporation (the "Registrant") dismissed HJ & Associates, LLC ("HJ") as its principal accountant to audit its financial statements. HJ audited the Registrant's financial statements for the year ended December 31, 2004, but did not audit the Registrant's financial statements for any other period. HJ's report on the financial statements of the Registrant for the past year did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion of HJ on the Auditor's financial statement did contain a going concern qualification.

         During the most recent fiscal year ended December 31, 2006 and the subsequent period to and including April 12, 2007, there have been no disagreements between HJ and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of HJ, would have caused it to make a reference to the subject matter of any such disagreement with its report.

         On July 27, 2005, the Registrant engaged Spector & Wong, LLP ("Spector") as its principal accountant to audit the Registrant's financial statements. Prior to the engagement of Spector, Harold Spector sold his 16,000 shares of common stock, his whole holdings in the Company. During the two most recent fiscal years ended December 31, 2006 and the subsequent period to and including April 12, 2007, the Registrant has not consulted with Spector regarding any of the following: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Registrant's respective financial statements, and neither a written report nor oral advice was provided to the Registrant that Spector concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, or (3) any other matter.

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

ITEM 8A.   CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our President/Principal Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Princial Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms.

         The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2007, is for management to report on the Company's internal controls over financial reporting and for our independent registered public accountants to attest to this report for the year ended December 31, 2008.

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

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                              Age             Position
--------------------------------- --------------- ------------------------------

Mark Scharmann                    48              President/Director
Dan Price                         52              Vice President/Director
David Knudson                     47              Secretary/Treasurer/Director

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

---------------------------------------------------------------------------------------------------------------------
  SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------

Annual Compensation
---------------------------------------------------------------------------------------------------------------------
                                                     Commissions                           Restricted
                                                         and            Other Annual         Stock        Options/
 Name and Principal Position                           Bonuses          Compensation         Awards         SAR's
                                 Year    Salary          ($)                ($)               ($)            (#)
------------------------------- ------- --------- ------------------ ------------------- --------------- ------------
Mark Scharmann (1)               2006     -0-            -0-                -0-             $ 17,925         -0-
President                        2005     -0-            -0-                -0-             $ 17,775         -0-
                                 2004     -0-            -0-                -0-             $ 13,425         -0-
------------------------------- ------- --------- ------------------ ------------------- --------------- ------------

         (1) Mr. Scharmann's compensation is paid in shares of Restricted Stock priced at $.10 per share.

Stock Options
-------------

         The following table sets forth certain information concerning stock options granted during fiscal 2006 to the named executive officers.

               Options Grants in the Year Ended December 31, 2006
======================================================================================================================
                                                                    Percentage
                                                                     of Total
                                          Number of             Options Granted to     Exercise or
                                          Securities               Employees in         Base Price
                                          Underlying               Fiscal Year          Per Share       Expiration
Name                                 Options Granted (#)                                   ($)             Date
----------------------------------------------------------------------------------------------------------------------
Mark Scharmann                               -0-                       -0-                 N/A             N/A
======================================================================================================================

         The following table sets forth information concerning the number and value of options held at December 31, 2005 by each of the named executive officers. No options held by such executive officers were exercised during 2005.

                       Option Values at December 31, 2006

================================ ========================================= ===========================================
                                          Number of Unexercised                       Value of Unexercised
                                                Options at                            In-the-Money Options
                                          December 31, 2006 (#)                     At December 31, 2006($)
-------------------------------- ----------------------------------------- -------------------------------------------
Name                                 Exercisable         Unexercisable         Exercisable           Unexercisable
-------------------------------- ------------------- --------------------- --------------------- ---------------------
Mark Scharmann                          -0-                  -0-                   N/A                   N/A
================================ =================== ===================== ===================== =====================

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

         For the year ended December 31, 2006 the Company compensated its officers as follows:

Name                   Compensation      Shares Issued
---------------------- --------------- ------------------------
Mark Scharmann         $ 17,925             179,250
Dan Price              $ 3,150               31,500
David Knudson          $ 39,210             392,100

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth information regarding shares of the Company's common stock beneficially owned as of April 12, 2007 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

------------------------------ ------------------------- ----------------------
Name                             Amount and Nature of
and Address                      Beneficial Ownership     Percent of Class(1)
of Beneficial                                                  Ownership
Owner
------------------------------ ------------------------- ----------------------

Mark Scharmann(1)                     25,439,896                 70.4%
1661 Lakeview Circle
Ogden, UT 84403

Dan Price(1)                            69,775                   0.2%
1661 Lakeview Circle
Ogden, UT 84403

David Knudson(1)                      2,453,708                  6.8%
1661 Lakeview Circle
Ogden, UT 84403

All Officers and Directors            27,963,379                 77.4%
as a Group (3 Persons)
------------------------------ ------------------------- ----------------------

Total Shares Issued                   36,147,050                 100%
------------------------------ ------------------------- ----------------------

         (1)These individuals are the officers and directors of the Company.

         Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

Security Ownership of Management

         See Item 4(a) above.

Changes in Control

         We currently have no proposed change of control transaction. We are continuing to discuss business combinations with Target Businesses. If, and when we complete a Business Combination, it will likely result in a change of control.

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

          During 2005, The Company repaid $8,517 to Troika Capital. Such loan is due on demand and bears interest at 10% per annum.

          During 2006, Troika Capital loaned $27,923 to the Company. Such loan is due on demand and bears interest at 10% per annum.

          During 2006, the Company issued 20,000,000 shares of its common stock to Mark Scharmann, the Company's president as payment of $100,000 of outstanding notes.

          The Company's officers and directors were issued shares of the Company's common stock for services rendered during the last three years in the following amounts:

                                   Shares Issued
Year            Officer              or Accrued               Value of Services
----            -------            --------------             -----------------

2006            Mark Scharmann             179,250             $         17,925
2006            Dan Price                   31,500             $          3,150
2006            David Knudson              392,100             $         39,210
2005            Mark Scharmann             177,750             $         17,775
2005            Dan Price                      -0-             $            -0-
2005            David Knudson              500,550             $         50,055
2004            Mark Scharmann             134,250             $      13,425.00
2004            Dan Price                      -0-             $            -0-
2004            David Knudson              223,050             $      22,305.00
2003            Mark Scharmann              84,460             $       8,446.00
2003            Dan Price                      -0-             $            -0-
2003            David Knudson              266,815             $      26,681.50

Parents of Company

          The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.

ITEM 13.      EXHIBITS

              Exhibit
              Number       Exhibit
              ------------ -----------------------------------------------------
                  3.1      Amended and Restated Articles of Incorporation (1)
                  3.2      Bylaws (1)
                 21.1      Subsidiaries of Registrant (None)
                 31.1      Certification   of   Chief   Executive   Officer   in
                           accordance with 18 U.S.C. Section 1350, as adopted by
                           Section 302 of the Sarbanes-Oxley Act of 2002
                 31.2      Certification  of  Principal   Financial  Officer  in
                           accordance with 18 U.S.C. Section 1350, as adopted by
                           Section 302 of the Sarbanes-Oxley Act of 2002
                 32.1      Certification   of   Chief   Executive   Officer   in
                           accordance with 18 U.S.C. Section 1350, as adopted by
                           Section 906 of the Sarbanes-Oxley Act of 2002
                 32.2      Certification   of   Chief   Financial   Officer   in
                           accordance with 18 U.S.C. Section 1350, as adopted by
                           Section 906 of the Sarbanes-Oxley Act of 2002

                      (1)  Previously Filed

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

2006

Independent Auditors

         On July 27, 2005, we appointed Spector & Wong, LLP to audit the consolidated financial statements of the Company for the year ending December 31, 2005 and to report the results of their audit to our Board of Directors. Spector & Wong, LLP was also appointed as the Company's auditor for the year ended December 31, 2006. As an inactive Company our Board of Directors serves as our audit committee.

Fees billed to the Company by Spector & Wong, LLP

                                              2006                 2005
                                         ---------------      -------------
          (1)    Audit Fees              $     18,500         $    14,500
          (2)    Tax Fees                $        -0-         $       -0-
          (3)    Other Fees              $        -0-         $       -0-

         (1) Audit fees billed to the Company by Spector & Wong, LLP were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during 2006 and 20055 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

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

     o   approved by our Audit Committee; or

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

                                Pacific Alliance Corporation

Date: April 12, 2007            By:      /s/ Mark A. Scharmann
                                         ---------------------------------------
                                         President/Principal Executive Officer

Date: April 12, 2007            By:      /s/ David Knudson
                                         ---------------------------------------
                                         Secretary/Treasurer
                                         Principal Financial Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                    Capacity                                                  Date
---------------------------- ------------------------------------------------- ----------------------
/s/ Mark A. Scharmann        President/Principal Executive Officer/Director    April 12, 2007

/s/ Dan Price                Vice President/Director                           April 12, 2007

/s/ David Knudson            Secretary/Treasurer/Principal Accounting          April 12, 2007
                             Officer/Director