Form 10QSB
period 2007-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2007-05-18
CIK 801904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2007

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 000-51777


                          PACIFIC ALLIANCE CORPORATION
           -----------------------------------------------------------
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

Common Stock outstanding at May 15, 2007 - 36,147,050 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE




                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.

                      For the Quarter ended March 31, 2007

         The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                                         Page of
                                                                                       Form 10-QSB
Item 1.  Financial Statements:

             Balance Sheets                                                                   3

             Statements of Operations                                                         4

             Statements of Cash Flows                                                         5

             Notes to Interim Unaudited Financial Statements                              6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           10

Item 3. Controls and Procedures                                                              15

                           PART II - OTHER INFORMATION


Item 1.      Legal Proceedings                                                               15

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                     16

Item 3.      Defaults by the Company on its Senior Securities                                16

Item 4.      Submission of Matters to Vote of Security Holders                               16

Item 5.      Other Information                                                               16

Item 6.      Exhibits                                                                        16


PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
                                                                                  As of
                                                                                March 31,     December 31,
                                                                                  2007           2006
                                                                               -----------    -----------
                                                                               (Unaudited)     (Audited)
                                                   ASSETS
Current Assets
   Cash                                                                        $     2,289    $      --
                                                                               -----------    -----------
    TOTAL ASSETS                                                               $     2,289    $      --
                                                                               ===========    ===========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Overdraft                                                                    $      --      $         6
  Accrued Interest                                                                  36,163         29,247
  Other Accrued Expenses                                                            41,143         47,985
  Notes payable                                                                    125,000        120,000
  Advances from Officer                                                            168,840        144,507
  Tax Liabilities                                                                  326,198        322,554
  Notes payable to Related Parties                                                 144,293        144,293
                                                                               -----------    -----------
    Total current liabilities                                                      841,637        808,592
                                                                               -----------    -----------

Stockholders' Deficit
  Common Stock, par value $0.001, authorized 100,000,000 shares; and
     36,147,050 and 36,083,450 shares issued and outstanding                        36,147         36,083
  Paid-in Capital                                                                3,339,249      3,332,953
  Accumulated deficit prior to the developmental stage                          (2,632,447)    (2,632,447)
  Accumulated deficit during the developmental stage                            (1,582,297)    (1,545,181)
                                                                               -----------    -----------
    Total Stockholders Deficit                                                    (839,348)      (808,592)
                                                                               -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                               $     2,289    $      --
                                                                               ===========    ===========



See Notes to Interim Unaudited Financial Statements


PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------------------------------------------------

                                                                                   From Inception of
                                                                                   the Developmental
                                                                                         Stage,
                                                       For the three months ended  December 21, 1995
                                                                March 31,                Through
                                                          2007            2006       March 31, 2007
                                                      ------------    ------------ -----------------
Operating Expenses:
   Selling, General and Administrative Expenses       $     23,022    $     34,912    $  1,186,581
   Tax Penalty and Interest Expense                          3,644           3,644         137,725
   Loss on Investment                                         --              --             6,844
   Interest Expense                                         10,450          10,704         320,222
                                                      ------------    ------------    ------------

Net Loss before Extraordinary Item                         (37,116)        (49,260)     (1,651,372)

Extraordinary Item, Gain on Forgiveness of Tax debt           --              --            69,075
                                                      ------------    ------------    ------------

Net Loss                                              $    (37,116)   $    (49,260)   $ (1,582,297)
                                                      ============    ============    ============

Net Loss per share, Basic and Diluted                         --              --
                                                      ============    ============

Weighted Average Number of Shares                       36,104,650      15,555,000
                                                      ============    ============




See Notes to Interim Unaudited Financial Statements


PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                                   From Inception of
                                                                                                   the Developmental
                                                                                                        Stage,
                                                                      For the three months ended   December 21, 1995
                                                                               March 31,                Through
                                                                          2007            2006      March 31, 2007
Flow from Operating Activities:                                       ------------    ------------ -----------------

  Net Loss                                                            $   (37,115)   $   (49,260)   $(1,582,296)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
      Loss on investments                                                    --             --            6,844
      Gain on forgiveness on tax debt                                        --             --          (69,075)
      Stock issued for services                                             6,360         22,320        540,465
  (Increase) Decrease in:
      Accounts receivable                                                    --             --           95,841
  Increase (Decrease) in:
      Accrued expenses                                                         73          6,697        234,366
      Tax liabilities                                                       3,644          3,645        (49,639)
                                                                      -----------    -----------    -----------
  Net Cash Used in Operating Activities                                   (27,038)       (16,598)      (823,494)
                                                                      -----------    -----------    -----------

Cash Flow from Investing Activities
      Purchase of investments                                                --             --          (30,180)
      Proceeds from sale of investments                                      --             --           23,336
                                                                      -----------    -----------    -----------
  Net Cash Used In Investing Activities                                      --             --           (6,844)
                                                                      -----------    -----------    -----------

Cash Flow from Financing Activities:
      Bank overdraft                                                           (6)        (3,360)        (2,587)
      Proceeds from notes payable                                           5,000         60,000        211,486
      Payments of note payable                                               --             --          (51,277)
      Net Proceeds from notes payable to related parties                     --            1,500        119,084
      Advance from officer                                                 30,300         51,200        818,046
      Repayment of advance from officer                                    (5,967)       (78,236)      (546,974)
      Proceeds from issuance of common stock                                 --             --           25,000
      Proceeds from common stock subscription                                --             --          259,849
                                                                      -----------    -----------    -----------
  Net Cash Flow Provided by Financing Activities                           29,327         31,104        832,627
                                                                      -----------    -----------    -----------

    Net Increase in Cash                                                    2,289         14,506          2,289

Cash Balance at Beginning of Period                                          --             --             --
                                                                      -----------    -----------    -----------

Cash Balance at End of Period                                         $     2,289    $    14,506    $     2,289
                                                                      ===========    ===========    ===========





Supplemental Disclosures of Cash Flow Information
      Interest paid                                                   $     3,034    $     7,765           --


See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Going Concern Pacific Alliance Corporation (the "Company") is a development stage Company and attempts to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the March 31, 2007 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the first three months ended March 31, 2007, the Company funded its disbursements using loans from an officer and other related parties.

Presentation of Interim Information The financial information at March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share as the Company lacks of dilutive items.

New Accounting Pronouncements In February 2007, the Financial Accounting Standards Board ("FASB') issued Financial Accounting Standards ("FAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

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

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its consolidated financial statements.

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

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of March 31, 2007, the Company owes $271,966 to the IRS. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of March 31, 2007, the Company owes $5,454 to California Franchise Tax Board. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of March 31, 2007, the Company owes $41,586 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

 As of March 31, 2007, the Company owes $7,192 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.


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


NOTE 4- SHORT TERM NOTE PAYABLE

During the first three months of 2007, the Company obtained loans for the total amount of $5,000 from third parties. The new loans bear interest at 10% and are due on demand.

As of March 31, 2007, the balance for notes payable was $125,000, and it was $120,000 as of December 31, 2005.


NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at March 31, 2007 and at December 31, 2006. These notes bear interest at 10% to 12%, and are due on demand.


NOTE 6 - COMMON STOCK

During the first three months of 2007, the Company issued 63,600 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $6,360 of total.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS



NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                        Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                      2007             2006
                                                  -------------   ------------
           Numerator:
             Net Loss                             $    (37,115)   $    (49,260)
                                                  ------------    ------------
           Denominator:
             Weighted Average Number of Shares      36,104,650      15,555,000
                                                  ------------    ------------

           Net loss per share-Basic and Diluted           --              --
                                                  ============    ============




NOTE 8 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $30,300 to the Company during the three months ended March 31, 2007. The Company repaid the officer $5,967 during the three months ended March 31, 2007. These advances bear interest at 10% and have no maturity date. The balance of advances was $168,840 at March 31, 2007.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $1,500 was recorded as expense during the three months period ended March 31, 2007 and 2006.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $6,360 for the three months ended March 31, 2007 (see note 6).


NOTE 9 - OTHER ACCRUED EXPENSES

Accrued expenses consist of:
                                                     March 31,
                                             -----------------------
                                                 2007        2006
                                             ----------   ----------
                 Accrued Professional Fees   $   26,609   $   33,952
                 Accrued Expenses                14,534       14,033
                                             ----------   ----------
                          Total              $   41,143   $   47,985
                                             ==========   ==========

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

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

History
-------

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

Chapter 11 Plan of Reorganization
---------------------------------

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

Post Confirmation Date Activities
---------------------------------

         Since the Confirmation of the Plan of Reorganization the following have occurred:

         1. Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

         2. The Company completed its audited financial statements for the years ended December 31, 1996 through 2006.

         3.The Company effected a 1-for-6 reverse split of its issued and outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

         4.The Company changed its name to Pacific Alliance Corporation.

         5.The Company obtained the preliminary agreement of a registered-broker to make a market in the Company's common stock.

         6.The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities.

         7.The Company prepared and filed a Form 10-KSB for the years ended December 31, 1997 through December 2006, and all required Forms 10-QSB.

Financial Condition

         Total assets at March 31, 2007 was $2,289. As of December 31, 2006, the Company had $0 of assets and liabilities of $808,592.

         The Company's total liabilities as of March 31, 2007 were $841,637. The Company's liabilities include, but are not limited to, $168,840 loans from officers, $36,163 accrued interest, $41,143 of accrued expenses, $326,198 attributed to tax liabilities, and $144,293 of notes payable to related parties.

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

Results of Operations
---------------------

         The Company has generated no revenues since the Confirmation Date of its Bankruptcy Reorganization. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

         The Company had a net loss of $37,116 for the three months ended March 31, 2007. This compares to a net loss of $49,260 for the three months ended March 31, 2006. The Company's expenses for the three months ended March 31, 2007 consisted of management compensation, professional fees, interest and other expenses. We issued 63,600 shares of our common stock to officers for compensation during the quarter end March 31, 2007. The shares were valued at $.10 per share.

Plan of Operation
-----------------

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

Other Matters
-------------

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

Risk Factors
------------

         During the quarter ended March 31, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company's Form 10-KSB for the year ended December 31, 2006.

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

                         ITEM 3. CONTROLS AND PROCEDURES
                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         Based on their evaluations as of March 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)      Changes in Internal Controls
         ----------------------------

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended March 31, 2007 we issued the shares of our common stock to our officers for compensation. We issued 22,500 shares to Mark Scharmann for services valued at $2,250 and 41,100 shares to David Knudson for services valued at $4,110. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management's Discussion and Analysis section of this Form 10-QSB.

Item 3.   Defaults by the Company on its Senior Securities.
          ------------------------------------------------

          None.

Item 4.   Submission of Matters to Vote of Security Holders.
          -------------------------------------------------

          None.

Item 5.   Other Information.
          ------------------

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

Dated: May 17, 2007                  PACIFIC ALLIANCE CORPORATION

                                     By /s/ Mark A. Scharmann
                                     -------------------------------------------
                                     President/Principal Executive Officer

                                     By /s/ David Knudson
                                     -------------------------------------------
                                     Principal Financial Officer