Form 10QSB
period 2007-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2007-08-17
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2007

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

Common Stock outstanding at August 15, 2007 - 36,273,800 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          PACIFIC ALLIANCE CORPORATION.

                       For the Quarter ended June 30, 2007

         The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1.  Financial Statements:

             Balance Sheets                                                3

             Statements of Operations                                      4

             Statements of Cash Flows                                      5

             Notes to Interim Unaudited Financial Statements           6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10

Item 3. Controls and Procedures                                           15

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                           16

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds 16

Item 3.       Defaults by the Company on its Senior Securities            16

Item 4.       Submission of Matters to Vote of Security Holders           16

Item 5.       Other Information                                           16

Item 6.       Exhibits                                                    16


PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
------------------------------------------------------------------------------------------------------

                                                                              As of
                                                                             June 30,     December 31,
                                                                               2007          2006
                                                                           -----------    -----------
                                                                           (Unaudited)     (Audited)
                                                   ASSETS
Current Assets
   Cash                                                                    $        54    $      --
                                                                           -----------    -----------
    TOTAL ASSETS                                                           $        54    $      --
                                                                           ===========    ===========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Overdraft                                                                $      --      $         6
  Accrued Interest                                                              40,645         29,247
  Other Accrued Expenses                                                        39,259         47,985
  Notes payable                                                                125,000        120,000
  Advances from Officer                                                        190,051        144,507
  Tax Liabilities                                                              329,842        322,554
  Notes payable to Related Parties                                             144,293        144,293
                                                                           -----------    -----------
    Total current liabilities                                                  869,090        808,592
                                                                           -----------    -----------

Stockholders' Deficit
  Common Stock, par value $0.001, authorized 100,000,000 shares; and
     36,273,800 and 36,083,450 shares issued and outstanding                    36,274         36,083
  Paid-in Capital                                                            3,351,798      3,332,953
  Accumulated deficit prior to the developmental stage                      (2,632,447)    (2,632,447)
  Accumulated deficit during the developmental stage                        (1,624,661)    (1,545,181)
                                                                           -----------    -----------
    Total Stockholders Deficit                                                (869,036)      (808,592)
                                                                           -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                           $        54    $      --
                                                                           ===========    ===========

See Notes to Interim Unaudited Financial Statements.


PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   From Inception of
                                                                                                                   the Developmental
                                                                                                                         Stage,
                                                      For the three months ended      For the six months ended     December 21, 1995
                                                               June 30,                          June 30,               Through
                                                          2007            2006            2007            2006        June 30, 2007
                                                      ------------    ------------    ------------    ------------    ------------
Operating Expenses:
   Selling, General and Administrative Expenses       $     30,997    $     45,119    $     57,663    $     80,032    $  1,221,222
   Tax Penalty and Interest Expense                          3,644           3,644           7,288           7,288         141,369
   Loss on Investment                                         --              --              --              --             6,844
   Interest Expense                                          7,723          11,483          14,529          22,186         324,301
                                                      ------------    ------------    ------------    ------------    ------------

Net Loss before Extraordinary Item                         (42,364)        (60,246)        (79,480)       (109,506)     (1,693,736)

Extraordinary Item, Gain on Forgiveness of Tax debt           --              --              --              --            69,075
                                                      ------------    ------------    ------------    ------------    ------------

Net Loss                                              $    (42,364)   $    (60,246)   $    (79,480)   $   (109,506)   $ (1,624,661)
                                                      ============    ============    ============    ============    ============

Net Loss per share, Basic and Diluted                         NIL             NIL             NIL      $      (0.01)
                                                      ============    ============    ============    ============

Weighted Average Number of Shares                       36,189,300      15,776,450      36,146,975      15,665,725
                                                      ============    ============    ============    ============



See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                                 From Inception of
                                                                                                 the Developmental
                                                                                                      Stage,
                                                                       For the six months ended  December 21, 1995
                                                                                June 30,              Through
                                                                         2007            2006      June 30, 2007
                                                                      -----------    -----------    -----------
Cash Flow from Operating Activities:
  Net Loss                                                            $   (79,480)   $  (109,506)   $(1,624,661)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
      Loss on investments                                                    --             --            6,844
      Gain on forgiveness on tax debt                                        --             --          (69,075)
      Stock issued for services                                            19,036         44,115        553,141
  (Increase) Decrease in:
      Accounts receivable                                                    --             --           95,841
  Increase (Decrease) in:
      Accrued expenses                                                      2,672         10,286        236,965
      Tax liabilities                                                       7,288          7,289        (45,995)
                                                                      -----------    -----------    -----------
  Net Cash Used in Operating Activities                                   (50,484)       (47,816)      (846,940)
                                                                      -----------    -----------    -----------

Cash Flow from Investing Activities
      Purchase of investments                                                --             --          (30,180)
      Proceeds from sale of investments                                      --             --           23,336
                                                                      -----------    -----------    -----------
  Net Cash Used In Investing Activities                                      --             --           (6,844)
                                                                      -----------    -----------    -----------

Cash Flow from Financing Activities:
      Bank overdraft                                                           (6)        (3,215)        (2,587)
      Proceeds from notes payable                                           5,000         60,000        211,486
      Payments of note payable                                               --             --          (51,277)
      Net Proceeds from notes payable to related parties                     --              223        119,084
      Advance from officer                                                 68,560        127,100        856,306
      Repayment of advance from officer                                   (23,016)      (136,292)      (564,023)
      Proceeds from issuance of common stock                                 --             --           25,000
      Proceeds from common stock subscription                                --             --          259,849
                                                                      -----------    -----------    -----------
  Net Cash Flow Provided by Financing Activities                           50,538         47,816        853,838
                                                                      -----------    -----------    -----------

    Net Increase in Cash                                                       54           --               54

Cash Balance at Beginning of Period                                          --             --             --
                                                                      -----------    -----------    -----------

Cash Balance at End of Period                                         $        54    $      --      $        54
                                                                      ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information
      Interest paid                                                   $     9,918    $    16,446



See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Presentation of Interim Information The financial information at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of June 30, 2007, the Company owes $275,034 to the IRS. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of June 30, 2007, the Company owes $5,454 to California Franchise Tax Board. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of June 30, 2007, the Company owes $42,077 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

 As of June 30, 2007, the Company owes $7,277 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.


NOTE 3 - OTHER ACCRUED EXPENSES

Accrued expenses consist of:
                                        June 30, 2007      December 31, 2006
                                        -------------      -----------------
        Accrued Professional Fees       $   26,226         $    33,952
        Other Accrued Expenses              13,033              14,033
                                        -------------      -----------------
              Total                     $   39,259         $    47,985
                                        =============      =================

NOTE 4- SHORT TERM NOTE PAYABLE

During the first six months of 2007, the Company obtained loans for the total amount of $5,000 from third parties. The new loans bear interest at 10% and are due on demand.

The Company had notes payable for $125,000 and $120,000 as of June 30, 2007, and December 31, 2006, respectively.


NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at June 30, 2007 and at December 31, 2006. These notes bear interest at 10% to 12%, and are due on demand.

NOTE 6 - COMMON STOCK

During the first six months of 2007, the Company issued 190,350 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $19,036 of total.


NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                           2007            2006             2007           2006
                                       ------------    ------------    ------------    ------------
Numerator:
  Net Loss                             $    (42,364)   $    (60,246)   $    (79,480)   $   (109,506)
                                       ------------    ------------    ------------    ------------
Denominator:
  Weighted Average Number of Shares      36,189,300      15,776,450      36,146,975      15,665,725
                                       ------------    ------------    ------------    ------------

Net loss per share-Basic and Diluted           --              --              --      $      (0.01)
                                       ============    ============    ============    ============


NOTE 8 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced $68,560 to the Company during the six months ended June 30, 2007. The Company repaid the officer $23,016 during the six months ended June 30, 2007. These advances bear interest at 10% and have no maturity date. The balance of advances was $190,051 at June 30, 2007.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $3,000 was recorded as expense during the six months period ended June 30, 2007 and 2006.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $19,036 for the six months ended June 30, 2007 (see note 6).



NOTE 9- INCOME TAXES

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

Financial Condition

         Total assets at June 30, 2007 was $54. As of December 31, 2006, the Company had no assets and liabilities of $808,592.

         The Company's total liabilities as of June 30, 2007 were $869,090. The Company's liabilities include, but are not limited to, $190,051 loans from officers, $40,645 accrued interest, $39,259 of accrued expenses, $329,842 attributed to tax liabilities, and $144,293 of notes payable to related parties.

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

         The Company had a net loss of $42,364 for the three months ended June 30, 2007. This compares to a net loss of $60,246 for the three months ended June 30, 2006. The Company's expenses for the three months ended June 30, 2007 consisted of management compensation, professional fees, interest and other expenses. The Company had a net loss of $79,480 for the six months ended June 30, 2007. This compares to a net loss of $109,506 for the six months ended June 30, 2006. The Company's expenses for the six months ended June 30, 2007 consisted of management compensation, professional fees, interest and other expenses. We issued 126,750 shares of our common stock to officers for compensation during the quarter end June 30, 2007. The shares were valued at $.10 per share.

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

Risk Factors

         During the quarter ended June 30, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company's Form 10-KSB for the year ended December 31, 2006.

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

                         ITEM 3. CONTROLS AND PROCEDURES
                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Based on their evaluations as of June 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

             None.

Item 2.      Unregistered  Sales of Equity  Securities and Use of  Proceeds.

             During the quarter ended June 30, 2007 we issued the shares of our common stock to our officers for compensation. We issued 25,500 shares to Mark Scharmann for services valued at $2,550 and 6,000 shares to Dan Price for services valued at $600 and 95,250 shares to David Knudson for services valued at $9,525. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management's Discussion and Analysis section of this Form 10-QSB.

Item 3.      Defaults by the Company on its Senior Securities.

             None.


Item 4.      Submission of Matters to Vote of Security Holders.

             None


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

Dated: August 15, 2007        PACIFIC ALLIANCE CORPORATION

                              By /s/ Mark A. Scharmann
                              --------------------------------------------------
                                         President/Principal Executive Officer

                              By /s/ David Knudson
                              --------------------------------------------------
                                         Principal Financial Officer