Form 10QSB
period 2007-09-30
PACIFIC ALLIANCE CORP /UT/
filed 2007-12-19
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

( QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No [X ]

Common Stock outstanding at December 14, 2007 – 36,350,000 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES

PACIFIC ALLIANCE CORPORATION.

For the Quarter ended September 30, 2007

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Page of

Form 10-QSB

Item 1.	Financial Statements:

Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Interim Unaudited Financial Statements	6 – 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults by the Company on its Senior Securities	18
Item 4.	Submission of Matters to Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 300	$ -
TOTAL ASSETS	$ 300	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	$ -	$ 6
Accrued Interest	47,461	29,247
Other Accrued Expenses	38,380	47,985
Notes payable	125,000	120,000
Advances from Officer	215,243	144,507
Tax Liabilities	333,486	322,554
Notes payable to Related Parties	144,293	144,293
Total current liabilities	903,863	808,592

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and 36,350,000 and 36,083,450 shares issued and outstanding	36,350	36,083
Paid-in Capital	3,359,341	3,332,953
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,666,807)	(1,545,181)
Total Stockholders Deficit	(903,563)	(808,592)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 300	$ -

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the nine months ended		From Inception of the Developmental Stage, December 21, 1995 Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Operating Expenses:
Selling, General and Administrative Expenses	$ 26,443	$ 23,421	$ 76,818	$ 103,452	$ 1,247,665
Tax Penalty and Interest Expense	3,644	3,644	10,932	10,932	145,013
Loss on Investment	-	-	-	-	6,844
Interest Expense	12,059	12,259	33,876	34,445	336,360

Net Loss before Extraordinary Item	(42,146)	(39,324)	(121,626)	(148,829)	(1,735,882)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	-	-	69,075

Net Loss	$ (42,146)	$(39,324)	$(121,626)	$ (148,829)	$ (1,666,807)

Net Loss per share, Basic and Diluted	NIL	NIL	NIL	$ (0.01)

Weighted Average Number of Shares	36,299,200	15,946,850	36,197,717	15,759,433

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the nine months ended		December 21, 1995
	September 30,		Through
	2007	2006	September 30, 2007
Cash Flow from Operating Activities:
Net Loss	$ (121,626)	$ (148,829)	$ (1,666,807)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	26,655	51,644	560,760
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	8,609	14,443	242,902
Tax liabilities	10,932	10,933	(42,351)
Net Cash Used in Operating Activities	(75,430)	(71,809)	(871,886)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	(6)	(3,360)	(2,587)
Proceeds from notes payable	5,000	60,000	211,486
Payments of note payable	-	-	(51,277)
Net Proceeds from notes payable to related parties	-	223	119,084
Advance from officer	99,009	169,000	886,755
Repayment of advance from officer	(28,273)	(148,756)	(569,280)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	75,730	77,107	879,030

Net Increase in Cash	300	5,298	300

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$ 300	$ 5,298	$ 300

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 12,227	$ 21,681

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the September 30, 2007 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the nine months ended September 30, 2007, the Company funded its disbursements using loans from an officer and other related parties.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation of Interim Information The financial information at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended September 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements : In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of September 30, 2007, the Company owes $278,103 to the IRS. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of September 30, 2007, the Company owes $5,454 to California Franchise Tax Board. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of September 30, 2007, the Company owes $42,567 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2- TAX LIABILITIES (continued)

As of September 30, 2007, the Company owes $7,362 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 3 – OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	September 30, 2007	December 31, 2006
Accrued Professional Fees	$ 25,347	$ 33,952
Other Accrued Expenses	13,033	14,033
Total	$ 38,380	$ 47,985

NOTE 4- SHORT TERM NOTE PAYABLE

During the nine months ended September 30, 2007, the Company obtained loans for the total amount of $5,000 from third parties. The new loans bear interest at 10% and are due on demand.

The Company had notes payable for $125,000 and $120,000 as of September 30, 2007, and December 31, 2006, respectively. The related accrued interest was $15,584 and $9,471 as of September 30, 2007, and December 31, 2006, respectively.

NOTE 5- NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at September 30, 2007 and at December 31, 2006. These notes bear interest at 10% to 12%, and are due on demand. The related accrued interest was $30,764 and $19,388 as of September 30, 2007, and December 31, 2006, respectively.

NOTE 6 – COMMON STOCK

During the first nine months of 2007, the Company issued 266,550 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $26,655 of total.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net Loss	$ (42,146)	$ (39,324)	$ (121,626)	$ (148,829)
Denominator:
Weighted Average Number of Shares	36,299,200	15,946,850	36,197,717	15,759,433

Net loss per share-Basic and Diluted	NIL	NIL	NIL	$ (0.01)

NOTE 8 – RELATED PARTY TRANSACTIONS

An officer of the Company advanced $99,009 to the Company during the nine months ended September 30, 2007. The Company repaid the officer $28,273 during the nine months ended September 30, 2007. These advances bear interest at 10% and have no maturity date. The balance of advances was $215,243 with the accrued interest of $1,113 at September 30, 2007.

During the quarter ended September 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $4,500 was recorded as expense during the nine months period ended September 30, 2007 and 2006.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $26,655 for the nine months ended September 30, 2007 (see note 6).

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

Financial Condition

Total assets at September 30, 2007 was $300. As of December 31, 2006, the Company had no assets and liabilities of $808,592.

The Company’s total liabilities as of September 30, 2007 were $903,863. The Company’s liabilities include, but are not limited to, $215,243 loans from officers, $47,461 accrued interest, $38,380 of accrued expenses, $333,486 attributed to tax liabilities, and $144,293 of notes payable to related parties.

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

The Company had a net loss of $42,146 for the three months ended September 30, 2007. This compares to a net loss of $39,324 for the three months ended September 30, 2006. The Company’s expenses for the three months ended September 30, 2007 consisted of management compensation, professional fees, interest and other expenses. The Company had a net loss of $121,626 for the nine months ended September 30, 2007. This compares to a net loss of $148,829 for the nine months ended September 30, 2006. The Company’s expenses for the nine months ended September 30, 2007 consisted of management compensation, professional fees, interest and other expenses. We issued 266,550 shares of our common stock to officers for compensation during the nine months ended September 30, 2007. The shares were valued at $.10 per share.

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

The Company has no revenues and no operation. The Company will only be able to generate revenues in the future if it is able to acquire, in a reverse merger type transaction, another company that has revenues, of which there can be no assurance. The Company’s sole source of funds to fund its expenses has been, and is expected to be, loans from officers, directors and shareholders. There can be no assurance that the Company’s officers, directors or shareholders will continue to make loans to the Company in the future. If not, the Company will be unable to fund the costs of complying with the filing requirements of the Securities Exchange Act of 1934 as amended. In order to attract a private company for a reverse merger transaction, we anticipate that we must convert a substantial amount of our debt into shares of our common stock. However, no lender, including our officers and directors, has agreed to convert any loan into shares of common stock.

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

Risk Factors

During the quarter ended September 30, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-KSB for the year ended December 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  (a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended September 30, 2007 we issued the shares of our common stock to our officers for compensation. We issued 28,500 shares to Mark Scharmann for services valued at $2,850 and 47,700 shares to David Knudson for services valued at $4,770. The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in the Management’s Discussion and Analysis section of this Form 10-QSB.

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

Dated: December 14, 2007	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer