Form 10KSB
period 2007-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2008-04-14
CIK 801904

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s telephone number, including area code:(801) 399-3632

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act : $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Issuer’s revenues for the fiscal year ended December 31, 2007 were -0-.

As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $409,184 based on the average bid and ask price for the Company’s common equity as quoted on the OTC Bulletin Board. On that date 36,828,500 shares of the Company’s common stock were issued and outstanding of which 8,183,671 were held by non-affiliates. As of March 31, 2008, there was no active market in the Company’s securities.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

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

The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997.

Post Confirmation Date Activities

Since the Confirmation of the Plan of Reorganization the following have occurred:

1.	Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

2.	The Company has audited financial statements for the years ended December 31, 1995 through 2007.

3.	Tax liabilities to the Internal Revenue Service are approximately $281,172 as of December 31, 2007.

4.	The Company effected a 1-for-6 reverse split of its issued an outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

5.	The Company changed its name to Pacific Alliance Corporation.

6.	The Company’s common stock is now quoted on the OTC Bulletin Board under the trading symbol PALC.

7.

The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities which was effective through March 31, 1999.

8.	The Company has prepared and filed its quarterly and annual reports for the years ended December 31, 1996 through 2007.

9.	Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s offices are located at 1661 Lakeview Circle, Ogden, UT 84403. The Company, pursuant to an oral agreement, utilizes an office at the residence of Mark A. Scharmann, a stockholder of the Company and the Company’s President.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented to the Company’s Shareholders for a vote during the last quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol PALC. There currently is no active market for the Company’s common stock. Trading in the Company’s common stock is sporadic and trades are made on a workout basis with the market maker.

Shares Issued in Unregistered Transactions in 2007 and 2006

We issued shares of our common stock periodically to our officers and directors in unregistered transactions during 2007 and 2006. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

Issued To	Number of Shares	Date	Consideration
Mark A. Scharmann	78,750	3/31/06	Compensation valued at $7,875
David Knudson	144,450	3/31/06	Compensation valued at $14,445
Mark A. Scharmann	54,000	6/30/06	Compensation valued at $5,400
Dan Price	22,500	6/30/06	Compensation valued at $2,250
David Knudson	141,450	6/30/06	Compensation valued at $14,145
Mark A. Scharmann	26,250	9/30/06	Compensation valued at $2,625
David Knudson	49,050	9/30/06	Compensation valued at $4,905
Mark A. Scharmann	20,000,000	12/19/06	$100,000 of outstanding notes
Mark A. Scharmann	20,250	12/31/06	Compensation valued at $2,025
Dan Price	9,000	12/31/06	Compensation valued at $900
David Knudson	57,150	12/31/06	Compensation valued at $5,715
Mark A. Scharmann	22,500	3/31/07	Compensation valued at $2,250
David Knudson	41,100	3/31/07	Compensation valued at $4,110
Mark A. Scharmann	25,500	6/30/07	Compensation valued at $2,550
Dan Price	95,250	6/30/07	Compensation valued at $9,525
David Knudson	6,000	6/30/07	Compensation valued at $600
Mark A. Scharmann	28,500	9/30/07	Compensation valued at $2,850
David Knudson	47,700	9/30/07	Compensation valued at $4,770
Mark A. Scharmann	115,500	12/31/07	Compensation valued at $11,550
Dan Price	174,000	12/31/07	Compensation valued at $17,400
David Knudson	22,500	12/31/07	Compensation valued at $2,250
Total:	21,181,400

Shares Issued in Unregistered Transactions Prior to 2006

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

Issued To	Number of Shares	Date	Consideration
Harold Spector	16,000	5/28/98	Consulting services valued at $80
Workout Specialists, Inc.	200,000	6/29/98	Consulting services valued at $1,000
William M. Hynes, II	80,078	9/30/98	These shares were issued to Mr. Hynes as payment in full for $80,077.57 in IRS tax credits transferred to the Company by Mr. Hynes.
Mark Scharmann	300,000	2/29/00	Repayment of $15,000 loan from Mark Scharmann
William M. Hynes, II	150,000	5/20/00	Consulting Services valued at $15,000
Michael Harrop	187,500	8/7/02	Consulting Services valued at $18,750
PIL S.A.	1,250,000	6/28/02	$249,871
Northcliffe Consulting	1,000,000	2/24/04	Consulting Services value at $10,000
William M. Hynes, II	250,000	2/24/04	Consulting Services valued at $2,500
PIL S.A.	100,000	5/14/04	$19,978
Mark Scharmann	20,000,000	12/19/06	Repayment of $100,000 of notes owed Mark Scharmann
Total:	23,533,578

Shares Issued for Services from 1997 to December 31, 2007

Those persons who have been serving as the Company’s officers and directors since 1996 have periodically been issued shares of common stock for services rendered in lieu of cash compensation. Aggregate compensation shares issued to each of the Company’s officers and directors over the term of the period specificed above are as follows:

Mark A. Scharmann	1,437,026
Dan Price	97,275
David Knudson	3,036,991

Holders

As of April 10, 2008, there were 36,828,500 shares of common stock outstanding and approximately 150 stockholders of record of common stock.

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

Transfer Agent and Registrar

Our transfer agent is Fidelity Transfer Company, 8915 South 700 East, Suite 102, Sandy, UT 84070; telephone (801) 562-1300.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

As of December 31, 2007, we had total assets of $29. Therefore, we had limited usable cash as of December 31, 2007 and are dependent upon loans and advances from our management and affiliates to fund our expenses pending the completion of a merger or acquisition. As of December 31, 2007, we had total liabilities of $936,740 of which $337,130 was for tax liabilities. At December 31, 2007, a total of $501,028 of our liabilities was for funds loaned to us by management and other stockholders compared to $408,800 in such loans as of December 31, 2006. At December 31, 2007, a total of $-0- of our liabilities was for accrued compensation expenses for our officers and directors.

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

We intend to pay for various filing fees and professional fees relating to our reporting obligations and to fund the costs which may arise from seeking new business opportunities through funds advanced by our officers and directors.

Because all business operations have been terminated, we have taken steps to minimize our operational expenses. We have no source of revenue and it is likely that we will be required to raise additional capital in order to attract a potential acquisition partner. We do not know how much additional capital will be required and if our capital requirements will exceed the financial resources of our officers and directors. We may seek alternatives sources for financing. In either case, we can give no assurance that we will be able to raise sufficient additional capital to continue as a shell company. It is also likely that any future acquisition will be made through the issuance of shares of our common stock which will result in the dilution of the percentage ownership of the current shareholders.

The auditors’ report on our December 31, 2007 financial statements contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital. We will continue to be an inactive company unless and until we raise additional capital and acquire an operating company. There can be no assurance that either will occur.

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue for the year ended December 31, 2007 or the year ended December 31, 2006. We anticipate that we will not generate any revenues until we acquire or merge with another company.

Our total expenses of $185,974 for the year ended December 31, 2007 compared to $195,514 for the year ended December 31, 2006. Our total cost of compensation for the year ended December 21, 2007 was $57,855 compared to $60,285 for the year ended December 31, 2006. Our total interest costs were $46,477 for the year ended December 31, 2007 compared to $46,863 for year ended December 31, 2006.

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

Stock-Based Compensation.

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended December 31, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year ended December 31, 2006. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2007, we have no outstanding options or warrants, nor where any options or warrants granted during the year then ended. Therefore we did not recognize any stock-based compensation expense under SFAS 123(R) for the year ending December 31, 2007.

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

ITEM 7. FINANCIAL STATEMENTS

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE

CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
(888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pacific Alliance Corporation

We have audited the accompanying balance sheet of Pacific Alliance Corporation (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007, and 2006, and from the inception of the development stage on December 21, 1995 to December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on out audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the periods from inception of the development stage on December 21, 1995 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company did not generate revenue and has a net capital deficiency and minimal working capital. Those conditions raise substantial doubt about its ability to continue as going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector & Wong, LLP

Pasadena, California

April 8, 2008

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

As of
December 31,
2007
ASSETS
Current Assets
Cash	$ 29
TOTAL ASSETS	$ 29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$ 53,436
Other Accrued Expenses	45,146
Notes payable	125,000
Advances from Officer	231,735
Tax Liabilities	337,130
Notes payable to Related Parties	144,293
Total current liabilities	936,740

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and
36,662,000 shares issued and outstanding	36,662
Paid-in Capital	3,390,229
Accumulated deficit prior to the developmental stage	(2,632,447)
Accumulated deficit during the developmental stage	(1,731,155)
Total Stockholders Deficit	(936,711)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 29

See notes to audited financial statements.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From Inception of
			the Developmental
			Stage,
	For the years ended		December 21, 1995
	December 31,		Through
	2007	2006	December 31, 2007
Operating Expenses:
Selling, General and Administrative Expenses	$ 124,921	$ 128,620	$ 1,288,480
Tax Penalty and Interest Expense	14,576	20,031	148,657
Loss on Investment	-	-	6,844
Interest Expense	46,477	46,863	356,249

Net Loss before Extraordinary Item	(185,974)	(195,514)	(1,800,230)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	69,075

Net Loss	$ (185,974)	$ (195,514)	$ (1,731,155)

Net Loss per share, Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Shares	36,261,788	17,492,704

See notes to audited financial statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Accumulated	Accumulated
	Common	Stock	Paid-in	Deficit Prior to	Deficit After
	Shares	Amount	Capital	December 21, 1995	December 21, 1995	Total
Balance at December 21, 1995	2,099,125	$ 2,099	$ 884,901	$ (2,632,447)		$ (1,745,447)
Conversion of Trade Accounts Payable	1,458,005	1,458	1,456,547			1,458,005
Issuance of Common Stock
for Cash	5,000,000	5,000	20,000			25,000
Issuance of Common Stock
for Services	216,000	216	864			1,080
Conversion of Debt	300,000	300	14,700			15,000
Issuance of Common Stock for IRS
Claim Reduction	80,078	80	79,998			80,078
Issuance of Common Stock	1,250,000	1,250	248,621			249,871
Conversion of Management
Compensation Liability	1,854,292	1,854	183,575			185,429
Issuance of Common Stock for
Consulting Services	337,500	338	33,412			33,750
Activity from December 21, 1995
Through December 31, 2002					(675,396)	(675,396)
Balance at December 31, 2002	12,595,000	12,595	2,922,618	(2,632,447)	(675,396)	(372,630)
Net Loss for the Year Ended
December 31, 2003	-	-	-	-	(144,588)	(144,588)
Balance at December 31, 2003	12,595,000	12,595	2,922,618	(2,632,447)	(819,984)	(517,218)
Issuance of Common Stock for
Consulting Services	1,250,000	1,250	98,750			100,000
Issuance of Common Stock
for Stock Subscription	100,000	100	19,878			19,978
Issuance of Common Stock for
Management Compensation Expense	857,300	857	84,873			85,730
Net Loss for the Year Ended
December 31, 2004					(237,913)	(237,913)
Balance at December 31, 2004	14,802,300	14,802	3,126,119	(2,632,447)	(1,057,897)	(549,423)
Issuance of Common Stock for
Management Compensation	678,300	679	67,152			67,831
Net Loss for the Year Ended
December 31, 2005					(291,770)	(291,770)
Balance at December 31, 2005	15,480,600	$ 15,481	$ 3,193,271	$ (2,632,447)	$ (1,349,667)	$ (773,362)
Issuance of Common Stock for
Management Compensation	602,850	602	59,682			60,284
Conversion of related party debt to
common stock	20,000,000	20,000	80,000			100,000
Net Loss for the Year Ended
December 31, 2006					(195,514)	(195,514)
Balance at December 31, 2006	36,083,450	$ 36,083	$ 3,332,953	$ (2,632,447)	$ (1,545,181)	$ (808,592)
Issuance of Common Stock for
Management Compensation	578,550	579	57,276			57,855
Net Loss for the Year Ended
December 31, 2007					(185,974)	(185,974)
Balance at December 31, 2007	36,662,000	$ 36,662	$ 3,390,229	$ (2,632,447)	$ (1,731,155)	$ (936,711)

See notes to audited financial statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			From Inception of
			the Developmental
			Stage,
	For the years ended		December 21, 1995
	December 31,		Through
	2007	2006	December 31, 2007
Cash Flow from Operating Activities:
Net Loss	$ (185,974)	$ (195,514)	$ (1,731,155)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	57,855	60,284	591,960
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	21,350	25,141	255,643
Tax liabilities	14,576	20,031	(38,707)
Net Cash Used in Operating Activities	(92,193)	(90,058)	(888,649)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	(6)	(3,354)	(2,587)
Proceeds from notes payable	5,000	1,500	211,486
Payments of note payable	-	(1,277)	(51,277)
Net Proceeds from notes payable to related parties	-	65,000	119,084
Advance from officer	139,710	184,100	927,456
Repayment of advance from officer	(52,482)	(155,911)	(593,489)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	92,222	90,058	895,522

Net Increase in Cash	29	-	29

Cash Balance at Beginning of Period	-	-	-

Cash Balance at End of Period	$ 29	$ -	$ 29

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 18,518	$ 23,538

See notes to financial statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassification: Certain reclassifications have been made to the 2006 financial statements to conform with the 2007 financial statements presentation. Such reclassification had no effect on net losses previously reported.

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

Property and Equipment As of December 31, 2007, the Company did not maintain or control any fixed assets.

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

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES – INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial statements during each subsequent reporting date. SAFS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS 159 to have material impact on its financial position, results of operations and cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48.” FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB No. 51.” SFAS 160 clarifies the accounting for noncontrolling or minority interests. This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not engage in risky tax transactions and therefore does not anticipate the need for a FIN 48 tax adjustment.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplated the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2007 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended, December 31, 2007 the Company funded its disbursements using loans from an officer and other related parties.

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

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 4– OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2007 consist of:

Accrued Professional Fees	$ 27,884
Other Accrued Expenses	17,262
Total	$ 45,146

NOTE 5– TAX LIABILITIES

The Company owes back taxes to the IRS, California Franchise Tax Board, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of December 31, 2007, the Company owes $281,172 to the IRS. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of December 31, 2007, the Company owes $5,455 to California Franchise Tax Board. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of December 31, 2007, the Company owes $43,057 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of December 31, 2007, the Company owes $7,446 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 6 – SHORT TERM NOTE PAYABLE

During 2007, the Company obtained additional notes payable of $5,000, from third parties. The notes payable bear interest at 10% per annum and are due on demand. As of December 31, 2007, the balance was $125,000.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at December 31, 2007. These notes bear interest at 10% to 12%, and are due on demand.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2007 are estimated at approximately $1,700,000 and expire between 2015 and 2027. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $580,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $40,000 during the year ended December 31, 2007. As of the audit report date, the Company did not file its corporate income tax returns for the year ended December 31, 2007.

NOTE 9 – COMMON STOCK AND WARRANTS

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

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 9 – COMMON STOCK AND WARRANTS (continued)

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

In 2007, the Company issued 578,550 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $57,855 of total.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the years ended December 31,
	2007	2006
Numerator:
Net Loss	$ (185,974)	$ (195,514)
Denominator:
Weighted Average Number of Shares	36,261,788	17,492,704

Net Loss per share-Basic and Diluted	$ (0.01)	$ (0.01)

NOTE 11 – RELATED PARTY TRANSACTIONS

An officer of the Company, the CEO, advanced $139,710 for the year ended December 31, 2007. The Company repaid $52,482 for the year ended December 31, 2007. These advances bear interest at 10% and have no maturity date. The balance of advances was $231,735 with accrued interest of $442 at December 31, 2007.

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $6,000 was recorded as expense during the years ended December 31, 2007 and 2006.

NOTE 12 – EXTRAORDINARY ITEM

On December 19, 2000, the Employment Development Department (EDD) accepted an “Offer in Compromise” in the amount of $7,600 to satisfy in full, all outstanding liabilities of $76,675 due to the EDD by Pacific Alliance Corporation. The settlement amount was paid in January 2001, and an extraordinary gain of $69,075 was recognized.

ITEM 8.          CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President/Principal Executive Officer and Secretary/Treasurer/Principal Financial Officer, we evaluated the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our Secretary/Treasurer, who is also our principal financial officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:  maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.         Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Mark Scharmann	49	President/Director
Dan Price	53	Vice President/Director
David Knudson	48	Secretary/Treasurer/Director

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

E.	Compliance With Section 16(a). None.

Code of Ethics

We have not yet adopted a code of ethics that applies to all executive officers, directors and employees of the Company, but will do so prior to commencing business operations.

Audit Committee Financial Expert

We have not established an audit committee or designated any person as our financial expert. We anticipate that we will not establish an audit committee or designate a financial expert until such time as we complete an acquisition.

ITEM 10.	EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the aggregate compensation paid or accrued by the Company to our Principle Executive Officer, our Principal Financial Officer and certain other executive officers, (the “Named Executive Officers”) as of December 31, 2007.

Summary Compensation Table

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

M. Scharmann CEO, Pres.	2007	0	0	19,200	0	0	0	0	19,200
	2006	0	0	17,925	0	0	0	0	17,925
	2005	0	0	17,775	0	0	0	0	17,775

D. Knudson, Sec/Treas	2007	0	0	35,805	0	0	0	0	35,805
	2006	0	0	39,210	0	0	0	0	39,210
	2005	0	0	50,055	0	0	0	0	50,055

(1) Stock compensation is paid in shares of Restricted Stock priced at $.10 per share.

Grants of Plan Based Awards

Name	Grant Date							All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
None

There were no other stock based awards under any stock plan in fiscal 2007 to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards of the Named Executive Officers as of December 31, 2007.

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None

Option Exercises and Stock Vested

OPTION AWARDS	STOCK AWARDS

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

None

Pension Benefits and Nonqualified Deferred Compensation

The Company does not provide pension benefits or provide any other qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

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

For the year ended December 31, 2007 the Company compensated its officers as follows:

Name	Compensation	Shares Issued

Mark Scharmann	$ 19,200	192,000
Dan Price	$ 2,850	28,500
David Knudson	$ 35,805	358,050

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of the Company’s common stock beneficially owned as of March 31, 2008 by: (i) each officer and director of the Company; (including and (ii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company’s common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1) Ownership
Common	Mark Scharmann(1) 1661 Lakeview Circle Ogden, UT 84403	25,706,896	69.8%
Common	Dan Price(1) 1661 Lakeview Circle Ogden, UT 84403	105,775	0.3%
Common	David Knudson(1) 1661 Lakeview Circle Ogden, UT 84403	2,832,158	7.7%
Common	All Officers and Directors as a Group (3 Persons)	28,644,829	77.8%
	Total Shares Issued	36,828,500	100%

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

AND DIRECTOR INDEPENDENCE

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

During 2006, the Company issued 20,000,000 shares of its common stock to Mark Scharmann, the Company’s president as payment of $100,000 of outstanding notes.

During 2007, Mark Scharmann, the Company’s president, loaned $87,228 to the Company. Such loan is due on demand and bears interest at 10% per annum.

The Company’s officers and directors were issued shares of the Company’s common stock for services rendered during the last three years in the following amounts:

		Shares Issued
Year	Officer	or Accrued	Value of Services

2007	Mark Scharmann	192,000	$19,200
2007	Dan Price	28,500	$2,850
2007	David Knudson	358,050	$35,805
2006	Mark Scharmann	179,250	$17,925
2006	Dan Price	31,500	$3,150
2006	David Knudson	392,100	$39,210
2005	Mark Scharmann	177,750	$17,775
2005	Dan Price	-0-	$-0-
2005	David Knudson	500,550	$50,055

Director Independence

None of the Company’s directors are deemed to be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

2007

Independent Auditors

Spector & Wong, LLP was appointed as the Company’s auditor for the years ended December 31, 2007 and December 31, 2006. As an inactive Company our Board of Directors serves as our audit committee.

Fees billed to the Company by Spector & Wong, LLP

		2007	2006
(1)	Audit Fees	$18,500	$18,500
(2)	Tax Fees	$-0-	$-0-
(3)	Other Fees	$-0-	$-0-

(1)

Audit fees billed to the Company by Spector & Wong, LLP were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during 2007 and 2006 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Spector & Wong, LLP did not bill the Company for other services during 2007 or 2006.

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

Pacific Alliance Corporation

Date: April 11, 2008	By: /s/ Mark A. Scharmann President/Principal Executive Officer

Date: April 11, 2008	By: /s/ David Knudson Secretary/Treasurer Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark A. Scharmann	President/Principal Executive Officer/Director	April 11, 2008

/s/ Dan Price	Vice President/Director	April 11, 2008

/s/ David Knudson	Secretary/Treasurer/Principal Accounting Officer/Director	April 11, 2008