Form 10-Q
period 2008-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2008-05-16
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51777

PACIFIC ALLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-044584-9
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

1661 Lakeview Circle, Ogden, UT 84403

(Address of principal executive offices)

Registrant's telephone no., including area code: (801) 399-3632

N/A

Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No ☐

At May 5, 2008, the Company had 36,828,500 outstanding shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	N/A
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2008 and our audited balance sheet at December 31, 2007; the related unaudited statements of operations for the three month periods ended March 31, 2008 and 2007 and from inception of the development stage (December 21, 1995 through March 31, 2008); and the related unaudited statement of cash flows for the three month periods ended March 31, 2008 and 2007 and from inception of the development stage (December 21, 1995 through March 31, 2008), are attached hereto.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2008

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 1,200	$ 29
TOTAL ASSETS	$ 1,200	$ 29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$ 59,563	$ 53,436
Other Accrued Expenses	44,336	45,146
Notes payable	125,000	125,000
Advances from Officer	257,825	231,735
Tax Liabilities	340,774	337,130
Notes payable to Related Parties	144,293	144,293
Total current liabilities	971,921	936,740

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and
36,828,500 and 36,662,000 shares issued and outstanding	36,829	36,662
Paid-in Capital	3,406,713	3,390,229
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,781,816)	(1,731,155)
Total Stockholders Deficit	(970,721)	(936,711)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,200	$ 29

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2008	2007	March 31, 2008
Operating Expenses:
Selling, General and Administrative Expenses	$ 34,068	$ 23,022	$ 1,322,548
Tax Penalty and Interest Expense	3,644	3,644	152,301
Loss on Investment	-	-	6,844
Interest Expense	12,949	10,450	369,198

Net Loss before Extraordinary Item	(50,661)	(37,116)	(1,850,891)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	69,075

Net Loss	$(50,661)	$(37,116)	$(1,781,816)

Net Loss per share, Basic and Diluted	NIL	NIL

Weighted Average Number of Shares	36,717,500	36,104,650

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2008	2007	March 31, 2008
Cash Flow from Operating Activities:
Net Loss	$ (50,661)	$(37,115)	$ (1,781,816)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	16,650	6,360	608,610
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	5,447	73	261,090
Tax liabilities	3,644	3,644	(35,063)
Net Cash Used in Operating Activities	(24,920)	(27,038)	(913,569)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	-	(6)	(2,587)
Proceeds from notes payable	-	5,000	211,486
Payments of note payable	-	-	(51,277)
Net Proceeds from notes payable to related parties	-	-	119,084
Advance from officer	34,900	30,300	962,356
Repayment of advance from officer	(8,809)	(5,967)	(602,298)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	26,091	29,327	921,613

Net Increase in Cash	1,171	2,289	1,200

Cash Balance at Beginning of Period	29	-	-

Cash Balance at End of Period	$ 1,200	$2,289	$1,200

Supplemental Disclosures of Cash Flow Information
Interest paid	$6,191	$3,034

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

In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company’s common stock in March 1998, which corresponds to one share for every dollar of indebtedness. Each share of common stock issued was also accompanied by an A warrant and a B warrant. The IRS portion of tax liabilities was payable in cash by quarterly installments (see note 2). Repayment of other taxes is still being negotiated.

The accompanying financial statements have been prepared on a going concern basis, which contemplated the March 31, 2008 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the first three months ended March 31, 2008, the Company funded its disbursements using loans from an officer.

Presentation of Interim Information The financial information at March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

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

NEW ACCOUNTING PRONOUNCEMENTS: In March 2008, Financial Accounting Standards Board {“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option For Financial Assets And Financial Liabilities - Including An Amendment of FASB Statement No. 115.” SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value, and establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the potential impact of this standard on the financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly  identified  and  pres ented  on  the face  of  the  consolidated

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

statement of income. SFAS No. 160 will be effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of this standard on the financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

NOTE 2 – TAX LIABILITIES

The Company owes back taxes to the IRS, California Franchise Tax Board, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of March 31, 2008, and December 31, 2007 the Company owes $284,241 and $281,172 to the IRS, respectively. The taxes owed to the IRS are delinquent and accruing interest at 9% per annum.

As of March 31, 2008 and December 31, 2007, the Company owes $5,455 and $5,455 to California Franchise Tax Board, respectively. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of March 31, 2008 and December 31, 2007, the Company owes $43,548 and $43,057 to California State Board of Equalization, respectively. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of March 31, 2008 and December 31, 2007, the Company owes $7,530 and $7,446 to the County of Los Angeles, respectively. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 3 – SHORT TERM NOTE PAYABLE

The notes payable bear interest at 10% per annum and are due on demand. As of March 31, 2008 and December 31, 2007, the balance was $125,000.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $144,293 at March 31, 2008 and at December 31, 2007. These notes bear interest at 10% to 12%, and are due on demand.

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK

During the first three months of 2008, the Company issued 166,500 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $16,650 of total.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Numerator:
Net Loss	$ (50,661)	$ (37,115)
Denominator:
Weighted Average Number of Shares	36,717,500	36,104,650

Net loss per share-Basic and Diluted	NIL	NIL

NOTE 7 – RELATED PARTY TRANSACTIONS

An officer of the Company advanced $34,900 to the Company during the three months ended March 31, 2008. The Company repaid the officer $8,809 during the three months ended March 31, 2008. These advances bear interest at 10% and have no maturity date. The balance of advances was $257,825 and $231,735 at March 31, 2008 and December 31, 2007, respectively.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $1,500 was recorded as expense during the three months period ended March 31, 2008 and 2007.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $16,650 and $6,360 for the three months ended March 31, 2008 and 2007, respectively (see note 5).

NOTE 8 – OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	March 31, 2008	December 31, 2007
Accrued Professional Fees	$ 27,574	$ 27,884
Accrued Expenses	16,762	17,262
Total	$ 44,336	$ 45,146

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

Chapter 11 Plan of Reorganization

On June 23, 1995, the Company filed a Petition under Chapter 11 of the U.S. Bankruptcy Code. As of December 1995, the Company had sold most of its assets, reduced its debt and terminated its operations. By that date, there was no trading market in the Company’s securities. In 1996, Troika Capital, Inc. (“Troika”), a Utah corporation, agreed to assist the Company in developing a Plan of Reorganization which would provide the Company, its shareholders and creditors with at least a possibility of recouping all or some of their investment in the Company or the debts owed to them by the Company. Troika is a privately-owned Utah corporation which has been involved in various companyformations, mergers and financings.

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

2.            The Company has audited financial statements for the years ended December 31, 1996 through December 31, 2007.

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

7.The Company has filed reports required to be filed by Section 13 or 15(d) of the Exchange Act through the most recent reporting period ended March 31, 2008.

Forward Outlook and Risks

This periodic report contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this periodic report, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-Q. These forward-looking statements represent our judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to Pacific Alliance are expressly qualified in their entirety by the Cautionary Statements. we disclaim, however, any intent or obligation to update our forward-looking statements.

Plan of Operation

Our current plan of operation is to acquire another operating company. It is likely that any acquisition will be a “reverse merger” acquisition whereby we acquire a larger company by issuing shares of our common stock to the shareholders of the larger company. Although we would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be our controlling shareholders and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by us will do so as method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering. Even if we are able to acquire another company, there can be no assurance that we will ever operate at a profit.

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue during the reporting period ended March 31, 2008. We anticipate that we will not generate any revenues until we acquire or merge with another company.

We had total expenses of $50,661 for the three month period ended March 31, 2008 compared to $37,116 for the three month period ended March 31, 2007, an increase of $13,545 due to increased interest expense, professional fees, and compensation expense. Our total compensation expense for the three month period ended March 31, 2008 was $16,650 compared to $6,360 for the three month period ended March 31, 2007, an increase of $10,290 due to increased evaluation of potential acquisition candidates. Our total interest expense was $12,949 for the three month period ended March 31, 2008 compared to $10,450 for year three month period ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, our total assets consisted solely of $1,200 in cash. Because we have limited cash, we are dependent upon loans and advances from our management and others to fund our operating expenses pending the completion of a merger or acquisition. As of March 31, 2008, we had total liabilities of $971,921 of which $340,774 related to tax liabilities incurred in prior to the Chapter 11 Plan of Reorganization. At March 31, 2008, a total of $527,118 of our liabilities related to funds borrowed by us from our management and others . This number represents an increase of $88,985 since December 31, 2007.

In the event we are able to locate an acquisition candidate, we anticipate that some or all our debt to management and others will be converted into additional shares of common stock. The conversion price, if a conversion of debt was to occur, of which there can be no assurance, has not been established.

We intend to continue paying for various filing fees and professional fees relating to our reporting obligations and to fund the costs which may arise from seeking new business opportunities by borrowing funds from our management and others..

Because all business operations have been terminated, we have taken steps to minimize our operational expenses. We have no source of revenue and it is likely that we will be required to raise additional capital in order to attract a potential acquisition partner. We do not know how much additional capital will be required and if our capital requirements will exceed the financial resources of our management or others that have advanced funds for our operations. We may seek alternatives sources for financing. In either case, we can give no assurance that we will be able to raise sufficient additional capital to continue as a shell company. It is also likely that any future acquisition will be made through the issuance of shares of our common stock which will result in the dilution of the percentage ownership of the current shareholders.

The auditors’ report included with our Annual Report on Form 10-KSB for the year ended December 31, 2007 contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital. We will continue to be an inactive company unless and until we raise additional capital and acquire an operating company. There can be no assurance that either will occur.

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

Stock-Based Compensation. Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended December 31, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year ended December 31, 2006. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2008, we have no outstanding options or warrants, nor where any options or warrants granted during the three month period then ended. Therefore we did not recognize any stock-based compensation expense under SFAS 123(R) for the reporting period.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2008, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-KSB for the year ended December 31, 2007.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2008 we issued the shares of our restricted common stock to our officers for compensation as follows:

Recipient	Number of Shares	Attributed Value (1)
Mark A. Scharmann	97,500	9,750
Dan Price	7,500	750
David Knudson	61,500	6150

(1)The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in Part I, Item 2 of this report on Form 10-Q.

All of the foregoing shares of common stock issued were issued in non registered transactions in reliance on the exemption from registration available under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer