Form 10-Q
period 2008-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2008-08-14
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 12, 2008, the Company had 36,983,000 outstanding shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	N/A
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

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

Our unaudited balance sheet at June 30, 2008 and our audited balance sheet at December 31, 2007; the related unaudited statements of operations for the three and six month periods ended June 30, 2008 and 2007 and from inception of the development stage (December 21, 1995 through June 30, 2008); and the related unaudited statement of cash flows for the six month periods ended June 30, 2008 and 2007 and from inception of the development stage (December 21, 1995 through June 30, 2008), are attached hereto.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of June 30,	As of December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 1,176	$ 29
TOTAL ASSETS	$ 1,176	$ 29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$ 66,148	$ 53,436
Other Accrued Expenses	44,839	45,146
Notes payable	135,000	125,000
Advances from Officer	274,851	231,735
Tax Liabilities	344,418	337,130
Notes payable to Related Parties	145,293	144,293
Total current liabilities	1,010,549	936,740

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and
36,983,000 and 36,662,000 shares issued and outstanding	36,983	36,662
Paid-in Capital	3,422,008	3,390,229
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(1,835,917)	(1,731,155)
Total Stockholders Deficit	(1,009,373)	(936,711)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,176	$ 29

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					From Inception of
					the Developmental
					Stage,
	For the three months ended		For the six months ended		December 21, 1995
	June 30,		June 30,		Through
	2008	2007	2008	2007	June 30, 2008
Operating Expenses:
Selling, General and Administrative Expenses	$ 36,709	$ 30,997	$ 70,776	$ 57,663	$ 1,359,256
Tax Penalty and Interest Expense	3,644	3,644	7,288	7,288	155,945
Loss on Investment	-	-	-	-	6,844
Interest Expense	13,749	7,723	26,698	14,529	382,947

Net Loss before Extraordinary Item	(54,102)	(42,364)	(104,762)	(79,480)	(1,904,992)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	-	-	69,075

Net Loss	$ (54,102)	$ (42,364)	$ (104,762)	$ (79,480)	$ (1,835,917)

Net Loss per share, Basic and Diluted	NIL	NIL	NIL	NIL

Weighted Average Number of Shares	36,880,000	36,189,300	36,798,750	36,146,975

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the six months ended		December 21, 1995
	June 30,		Through
	2008	2007	June 30, 2008
Cash Flow from Operating Activities:
Net Loss	$ (104,762)	$ (79,480)	$ (1,835,917)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	32,100	19,036	624,060
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	12,405	2,672	268,048
Tax liabilities	7,288	7,288	(31,419)
Net Cash Used in Operating Activities	(52,969)	(50,484)	(941,618)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	-	(6)	(2,587)
Proceeds from notes payable	10,000	5,000	221,486
Payments of note payable	-	-	(51,277)
Net Proceeds from notes payable to related parties	1,000	-	120,084
Advance from officer	61,800	68,560	989,256
Repayment of advance from officer	(18,684)	(23,016)	(612,173)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	54,116	50,538	949,638

Net Increase in Cash	1,147	54	1,176

Cash Balance at Beginning of Period	29	-	-

Cash Balance at End of Period	$ 1,176	$ 54	$ 1,176

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 12,817	$ 9,918

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the June 30, 2008 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the six months ended June 30, 2008, the Company funded its disbursements using loans from an officer and other notes.

Presentation of Interim Information The financial information at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

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

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company's fiscal year beginning August 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for the Company's fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of this standard on the financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 20007. Adoption of SAB 110 is not expected to have a material impact on the Company's financial statements.

NOTE 2 – TAX LIABILITIES

The Company owes back taxes to the IRS, California Franchise Tax Board, California State Board of Equalization, and County of Los Angeles, before the bankruptcy. The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of June 30, 2008, and December 31, 2007 the Company owes $287,309 and $281,172 to the IRS, respectively. The taxes owed to the IRS are delinquent and accruing interest at 9% per annum.

As of June 30, 2008 and December 31, 2007, the Company owes $5,455 and $5,455 to California Franchise Tax Board, respectively. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued however, a protection lien is being filed.

As of June 30, 2008 and December 31, 2007, the Company owes $44,038 and $43,057 to California State Board of Equalization, respectively. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of June 30, 2008 and December 31, 2007, the Company owes $7,616 and $7,446 to the County of Los Angeles, respectively. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 3 – SHORT TERM NOTE PAYABLE

The notes payable bear interest at 10% per annum and are due on demand. As of June 30, 2008 and December 31, 2007, the balance was $135,000 and $125,000, respectively.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $145,293 and $144,293 at June 30, 2008 and at December 31, 2007, respectively. These notes bear interest at 10% to 12%, and are due on demand.

NOTE 5 – COMMON STOCK

During the first six months of 2008, the Company issued 321,000 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $32,100 of total.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net Loss	$ (54,102)	$ (42,364)	$ (104,762)	$ (79,480)
Denominator:
Weighted Average Number of Shares	36,880,000	36,189,300	36,798,750	36,146,975

Net loss per share-Basic and Diluted	NIL	NIL	NIL	NIL

NOTE 7 – RELATED PARTY TRANSACTIONS

An officer of the Company advanced $68,800 to the Company during the six months ended June 30, 2008. The Company repaid the officer $18,684 during the six months ended June 30, 2008. These advances bear interest at 10% and have no maturity date. The balance of advances was $274,851 and $231,735 at June 30, 2008 and December 31, 2007, respectively.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $3,000 was recorded as expense during the six months period ended June 30, 2008 and 2007.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Such compensation is made through issuance of common stock. Management compensation amounted to $32,100 and $19,036 for the six months ended June 30, 2008 and 2007, respectively (see note 5).

NOTE 8 – OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	June 30, 2008	December 31, 2007
Accrued Professional Fees	$ 27,576	$ 27,884
Accrued Expenses	17,263	17,262
Total	$ 44,839	$ 45,146

NOTE 9 – SUBSEQUENT EVENTS

On June 24, 2008, the Board of Directors approved a private placement offering to be commenced on July 12, 2008. Pursuant to this offering the Company is to offer up to $2,010,000 of its common stock to accredited investors at an offering price of $0.15 per share. Subsequent to June 30, 2008, the Company has raised a total of $2,000 for 13,333 shares.

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

5.The Company obtained the preliminary agreement of a registered-broker to make a market in the Company’s common stock .

6.The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities.

7.The Company has filed reports required to be filed by Section 13 or 15(d) of the Exchange Act through the most recent reporting period ended June 30, 2008.

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

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue during the reporting period ended June 30, 2008. We anticipate that we will not generate any revenues until we acquire or merge with another company.

We had selling general and administrative expenses of $70,776 for the six month period ended June 30, 2008 compared to $57,663 for the six month period ended June 30, 2007, an increase of $13,113. We had tax penalty and interest expense associated liability prior to the Plan of $7,288 for both the six month periods ended June 30, 2008 and 2007. Our total interest expense associated with money we have borrowed from affiliates to finance our operations was $26,698 for the six month period ended June 30, 2008 compared to $14,529 for year six month period ended June 30, 2007. As a result, our total operating expenses were $104,762 and $79,480 for the six month periods ending June 30, 2008 and 2007, respective.

Liquidity and Capital Resources

As of June 30, 2008, our total assets consisted solely of $1,176 in cash. Because we have limited cash, we are dependent upon additional loans and advances from our management and others to fund our operating expenses pending the completion of a merger or acquisition. As of June 30, 2008, we had total liabilities of $1,010,549 of which $344,418 related to tax liabilities incurred in prior to the Chapter 11 Plan of Reorganization. At June 30, 2008, a total of $555,144 of our liabilities related to funds borrowed by us from our management and others. This number represents an increase of $54,116 since December 31, 2007.

In the event we are able to locate an acquisition candidate, we anticipate that some or all our debt to management and others will be converted into additional shares of common stock. The conversion price, if a conversion of debt was to occur, of which there can be no assurance, has not been established.

We intend to continue paying for various filing fees and professional fees relating to our reporting obligations and to fund the costs which may arise from seeking new business opportunities by borrowing funds from our management and others.

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

Effective July 12, 2008, we commenced a private placement of our securities through a registered broker dealer. The offering is being conducted on a “best efforts” basis and we seek to raise a minimum gross proceeds of $300,000 and maximum gross proceeds of $2,010,000 to persons who are “accredited investors,” as such term is defined in the Securities Act and to certain qualified investors. We are offering up to 13,400,000 shares of our common stock at an offering price per share of $0.15. We our conducting the offering in a manner so as to comply with Section 4(2) of the Securities Act.

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

Stock-Based Compensation. Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended December 31, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year ended December 31, 2006. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2008, we have no outstanding options or warrants, nor were any options or warrants granted during the six month period then ended. Therefore we did not recognize any stock-based compensation expense under SFAS 123(R) for the reporting period.

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

During the quarter ended June 30, 2008, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-KSB for the year ended December 31, 2007.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2008 we issued the shares of our restricted common stock to our officers for compensation as follows:

Recipient	Number of Shares	Attributed Value (1)
Mark A. Scharmann	180,000	18,000
Dan Price	12,000	1,200
David Knudson	129,000	12,900

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

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Effective July 12, 2008, we commenced a private placement of our securities through a registered broker dealer. The offering is being conducted on a “best efforts” basis and we seek to raise a minimum gross proceeds of $300,000 and maximum gross proceeds of $2,010,000 to persons who are “accredited investors,” as such term is defined in the Securities Act and to certain qualified investors. We are offering up to 13,400,000 shares of our common stock at an offering price per share of $0.15. We our conducting the offering in a manner so as to comply with Section 4(2) of the Securities Act. As of the date of this filing we had not raised the offering minimum.

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

Dated: August 14, 2008	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer