Form 10-K
period 2008-12-31
PACIFIC ALLIANCE CORP /UT/
filed 2009-04-15
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51777

PACIFIC ALLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0445849 (I.R.S. Employer Identification No.)
1661 Lakeview Circle Ogden, UT 84403 (801) 399-3632 (Address of principal executive office and telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCBB

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO  ☐

On March 27, 2009, 37,250,450 shares of common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $409,184 (based upon the closing price of $.05 per share of common stock as quoted on the OTC Bulletin Board.

Documents Incorporated by Reference: None

ii

PACIFIC ALLIANCE CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

iii

PACIFIC ALLIANCE CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

This report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report.

This report may include information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management's understanding of industry conditions, and such information has not been verified by any independent sources.

For convenience in this report, the terms “Pacific,” “Company,” “our,” “us” or “we” may be used to refer to Pacific Alliance Corporation.

PART I

ITEM 1. BUSINESS

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

The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997.

Post Confirmation Date Activities

Since the Confirmation of the Plan of Reorganization the following have occurred:

1.	Pre-Confirmation Date non-tax debt in the amount of approximately $1,458,000 was converted into 1,458,005 shares of the Company common stock.

2.	The Company has audited financial statements for the years ended December 31, 1995 through 2008.

3.	Tax liabilities to the Internal Revenue Service are approximately $293,448 as of December 31, 2008.

4.	The Company effected a 1-for-6 reverse split of its issued an outstanding common stock in order to establish a more desirable capital structure for potential merger partners.

5.	The Company changed its name to Pacific Alliance Corporation.

6.	The Company’s common stock is now quoted on the OTC Bulletin Board under the trading symbol PALC.

7.

The Company filed an application for approval of secondary trading in its common stock with the Division of Securities of the State of Utah. An Order Granting such application was issued by the Utah Division of Securities which was effective through March 31, 1999.

8.	The Company has prepared and filed its quarterly and annual reports for the years ended December 31, 1996 through 2008.

9.	Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

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

Employees

As of the date of this filing, the Company has no full time employees.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2008, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company’s offices are located at 1661 Lakeview Circle, Ogden, UT 84403. The Company, pursuant to an oral agreement, utilizes an office at the residence of Mark A. Scharmann, a stockholder of the Company and the Company’s President.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2008, we were not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol PALC. There currently is no active market for the Company’s common stock. Trading in the Company’s common stock is sporadically and trades are made on a workout basis with the market maker.

Fiscal year ended December 31,	High	Low

2008
Fourth Quarter	$0.20	$0.07
Third Quarter	$0.10	$0.10
Second Quarter	$0.10	$0.06
First Quarter	$0.06	$0.03

2007
Fourth Quarter	$0.07	$0.03
Third Quarter	$0.09	$0.09
Second Quarter	ND*	$ND*
First Quarter	$0.09	$0.07

2006
Fourth Quarter	$0.08	$0.07
Third Quarter	$0.09	$0.09
Second Quarter	ND*	ND*
First Quarter	$0.09	$0.08

* No trading activity during period

The closing price of our common stock on the OTCBB on March 27, 2009 was $0.05 per share. As of March 27, 2009, there were approximately 149 holders of record of our common stock and 37,250,450 shares of common stock outstanding based on information provided by our transfer agent, Fidelity Transfer Company, 8915 S. 700 E. Suite 102, Sandy UT 84070.

Dividends

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.

Shares Issued in Unregistered Transactions in 2008, 2007 and 2006

We issued shares of our common stock periodically to our officers and directors in unregistered transactions during 2008, 2007 and 2006. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

Issued To	Number of Shares	Date	Consideration
Mark A. Scharmann	97,500	3/31/08	Compensation valued at $9,750
Dan Price	7,500	3/31/08	Compensation valued at $750
David Knudson	61,500	3/31/08	Compensation valued at $6,150
Mark A. Scharmann	82,500	6/30/08	Compensation valued at $8,250
Dan Price	4,500	6/30/08	Compensation valued at $450
David Knudson	67,500	6/30/08	Compensation valued at $6,750
Mark A. Scharmann	54,000	9/30/08	Compensation valued at $5,400
David Knudson	57,750	9/30/08	Compensation valued at $5,775
Mark A. Scharmann	87,750	12/31/08	Compensation valued at $8,775
Dan Price	5,250	12/31/08	Compensation valued at $525
David Knudson	62,700	12/31/08	Compensation valued at $6,270
Mark A. Scharmann	22,500	3/31/07	Compensation valued at $2,250
David Knudson	41,100	3/31/07	Compensation valued at $4,110
Mark A. Scharmann	25,500	6/30/07	Compensation valued at $2,550
Dan Price	95,250	6/30/07	Compensation valued at $9,525
David Knudson	6,000	6/30/07	Compensation valued at $600
Mark A. Scharmann	28,500	9/30/07	Compensation valued at $2,850
David Knudson	47,700	9/30/07	Compensation valued at $4,770
Mark A. Scharmann	115,500	12/31/07	Compensation valued at $11,550
Dan Price	174,000	12/31/07	Compensation valued at $17,400
David Knudson	22,500	12/31/07	Compensation valued at $2,250
Mark A. Scharmann	78,750	3/31/06	Compensation valued at $7,875
David Knudson	144,450	3/31/06	Compensation valued at $14,445
Mark A. Scharmann	54,000	6/30/06	Compensation valued at $5,400
Dan Price	22,500	6/30/06	Compensation valued at $2,250
David Knudson	141,450	6/30/06	Compensation valued at $14,145
Mark A. Scharmann	26,250	9/30/06	Compensation valued at $2,625
David Knudson	49,050	9/30/06	Compensation valued at $4,905
Mark A. Scharmann	20,000,000	12/19/06	$100,000 of outstanding notes
Mark A. Scharmann	20,250	12/31/06	Compensation valued at $2,025
Dan Price	9,000	12/31/06	Compensation valued at $900
David Knudson	57,150	12/31/06	Compensation valued at $5,715
TOTAL

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

Shares Issued for Services from 1997 to December 31, 2008

Those persons who have been serving as the Company’s officers and directors since 1996 have periodically been issued shares of common stock for services rendered in lieu of cash compensation. Aggregate compensation shares issued to each of the Company’s officers and directors over the term of the period specified above are as follows:

Mark A. Scharmann	1,758,776
Dan Price	114,525
David Knudson	3,286,441

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

ITEM 6. SELECTED FINANCIAL DATA

The Company is a “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Plan of Operation is further described in Item 1 of this Form 10-K.

Forward Outlook and Risks

This periodic report contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this periodic report, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-K. These forward-looking statements represent our judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to Pacific Alliance are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue during the fiscal year ended December 31, 2008. We anticipate that we will not generate any revenues until we acquire or merge with another company.

We had selling general and administrative (“SG&A) expenses of $166,682 for the year ended December 31, 2008 compared to $124,921 for the year ended December 31, 2007, an increase of $41,761 . Our SG&A expenses consist of mainly of management compensation ($58,845) taken in the form of restricted common stock valued at $0.10 per share; professional fees expenses ($73,164) associated with legal and accounting necessary to meet our public company disclosure obligations; rent ($6,000) and travel expenses ($19,783) associated with our search for a potential acquisition partner. We had tax penalty and interest expense associated liability prior to the Plan of $14,576 for both the years ended December 31, 2008 and 2007. Our total interest expense associated with money we have borrowed from affiliates to finance our operations was $56,534 for the year ended December 31, 2008 compared to $46,477 for the year ended December 31, 2007. As a result, our total operating expenses were $237,792 and $185,974 for the years ended December 31, 2008 and 2007, respective.

Liquidity and Capital Resources

As of December 31, 2008, our total assets consisted of $143 in cash. Because we have limited cash, we are dependent upon additional loans and advances from our management and others to fund our operating expenses pending the completion of a merger or acquisition. As of December 31, 2008, we had total liabilities of $1,115,801 of which $351,707 related to tax liabilities incurred in prior to the Chapter 11 Plan of Reorganization. At December 31, 2008, a total of $606,145 of our liabilities related to funds borrowed by us from our management and others. This number represents an increase of $105,117 since December 31, 2007.

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

The auditors’ report included with our Annual Report on Form 10-K for the year ended December 31, 2008 contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital. We will continue to be an inactive company unless and until we raise additional capital and acquire an operating company. There can be no assurance that either will occur.

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

Stock-Based Compensation. Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended December 31, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year ended December 31, 2006. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2008, we have no outstanding options or warrants, nor were any options or warrants granted during the fiscal year then ended. Therefore we did not recognize any stock-based compensation expense under SFAS 123(R) for the reporting period.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations, an amendment of SFAS 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS Nos. 141(R) is scheduled to become effective for us for financial statements issued for fiscal year 2009. We are currently evaluating the effects, if any, that this statement will have on our future financial position, results of operations and operating cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is scheduled to become effective for us for financial statements issued for fiscal year 2009. We are currently evaluating the effects, if any, that this statement will have on our future financial position, results of operations and operating cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is a “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and is not required to provide this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, Spector, Wong & Davidian, LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

•	a documented organizational structure and division of responsibility;

•	established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company;

•	regular reviews of our financial statements by qualified individuals; and

•	the careful selection, training and development of our people.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2008, our system of internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Mark Scharmann	50	President/Director
Dan Price	54	Vice President/Director
David Knudson	49	Secretary/Treasurer/Director

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

Significant Employees. None.

Family Relationships. There are no family relationships among the Company’s officers and directors.

Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Corporate Governance

The Board of Directors is elected by and is accountable to the shareholders of the Company.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met one time during the year ended December 31, 2008.  All directors attended 100% of the meetings of the Board. The Board has no separate audit, compensation, nominating or other committees.\

Code of Ethics

We have not yet adopted a code of ethics that applies to all executive officers, directors and employees of the Company, but will do so prior to commencing business operations.

Audit Committee Financial Expert

   Our audit committee consists of Mark A. Scharmann and David Knudson. David Knudson, our secretary/treasurer and principal accounting officer has been designated as our financial expert. We anticipate that we will add additional independent members to our audit committee and designate an independent financial expert at such time as we complete an acquisition.

Item 11. Executive Compensation

The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

Summary Compensation Table

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

M. Scharmann CEO, Pres.	2008	0	0	32,175	0	0	0	0	32,175
	2007	0	0	19,200	0	0	0	0	19,200
	2006	0	0	17,925	0	0	0	0	17,925

D. Knudson, Sec/Treas	2008	0	0	24,945	0	0	0	0	24,945
	2007	0	0	35,805	0	0	0	0	35,805
	2006	0	0	39,210	0	0	0	0	39,210

(1) Stock compensation is paid in shares of Restricted Stock priced at $.10 per share.

The following table sets forth information regarding outstanding equity awards at December 31, 2008 held by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We are not a party to any equity compensation plan.

Security Ownership of Certain Beneficial Owners

As of March 27, 2009, the Company was not aware of any beneficial owners of more than five percent of its 37,250,450 shares of outstanding common stock other than shareholders who are also officers or directors of the Company whose beneficial holdings of our common stock are described below.

Security Ownership of Management

The following table sets forth information as of March 27, 2009, as to our common stock beneficially owned by our directors, principal executive officer, principal financial officer, principal accounting officer and other executive officers or persons performing similar functions for the Company (collectively the “named executive officers”) and by all directors and named executive officers as a group:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Mark Scharmann(1) 1661 Lakeview Circle Ogden, UT 84403	25,931,146	69.6
Common Stock	Dan Price(1) 1661 Lakeview Circle Ogden, UT 84403	115,525	0.3
Common Stock	David Knudson(1) 1661 Lakeview Circle Ogden, UT 84403	3,020,108	8.1
Common Stock	All Officers and Directors As a Group (3 persons)	29,066,779	78.0

(1) Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

Changes in Control

We currently have no proposed change of control transaction. We are continuing to discuss business combinations with Target Businesses. If, and when we complete a Business Combination, it will likely result in a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

During 2008, Mark Scharmann, the Company’s president, loaned $84,018 to the Company. Such loan is due on demand and bears interest at 10% per annum.

The Company’s officers and directors were issued shares of the Company’s common stock for services rendered during the last three years in the following amounts:

		Shares Issued
Year	Officer	or Accrued	Value of Services

2008	Mark Scharmann	321,750	$32,175
2008	Dan Price	17,250	$1,725
2008	David Knudson	249,450	$24,945
2007	Mark Scharmann	192,000	$19,200
2007	Dan Price	28,500	$2,850
2007	David Knudson	358,050	$35,805
2006	Mark Scharmann	179,250	$17,925
2006	Dan Price	31,500	$3,150
2006	David Knudson	392,100	$39,210

Director Independence

None of the Company’s directors are deemed to be independent.

Item 14.    Principal Accounting Fees and Services

Independent Auditors

Spector, Wong & Davidian, LLP was appointed as the Company’s auditor for the years ended December 31, 2008 and December 31, 2007. As an inactive Company our Board of Directors serves as our audit committee.

Fees billed to the Company by Spector, Wong & Davidian, LLP

	2008	2007
(1) Audit Fees	$18,500	$18,500
(2) Tax Fees	$-0-	$-0-
(3) Other Fees	$-0-	$-0-

(1)

Audit fees billed to the Company by Spector, Wong & Davidian, LLP were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, and reviews of our quarterly reports. Audit fees during 2008 and 2007 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.
(3)	Spector, Wong & Davidian, LLP did not bill the Company for other services during 2008 or 2007.

All audit and non-audit services and fees are pre-approved by our Audit Committee.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Spector, Wong & Davidian, LLP was engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our Audit Committee; or
•

entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

All of the above services and fees were reviewed and approved by our entire Board of Directors either before or after the respective services were rendered. Our Board of Directors has considered the nature and amount of fees billed by Spector, Wong & Davidian, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Spector, Wong & Davidian, LLP independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this report.

1.	Financial Statements:
See Index to Financial Statements on page F-1

2.	Financial Statement Schedules:

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
The exhibits to this report are listed on the Exhibit Index below.
(b)	Description of exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
21.1	Subsidiaries of Registrant (None)
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2009

PACIFIC ALLIANCE CORPORATION

By: /s/ Mark A. Scharmann Mark A. Scharmann President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of April, 2009.

/s/Mark A. Scharmann Mark A. Scharmann President, Principal Executive Officer, Director

/s/Dan Price Dan Price Vice President and Director

/s/David Knudson David Knudson Secretary/Treasurer, Principal Financial Officer, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pacific Alliance Corporation

We have audited the accompanying balance sheet of Pacific Alliance Corporation (a development stage company) as of December 31, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008, and 2007, and from the inception of the development stage on December 21, 1995 to December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on out audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Corporation (a development stage company) as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the periods from inception of the development stage on December 21, 1995 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3to the financial statements, the Company did not generate revenue and has a net capital deficiency and minimal working capital. Those conditions raise substantial doubt about its ability to continue as going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector, Wong & Davidian, LLP

Pasadena, California

April 10, 2009

PACIFIC ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

As of
December 31,
2008
ASSETS
Current Assets
Cash	$ 143
TOTAL ASSETS	$ 143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$ 77,921
Other Accrued Expenses	80,028
Notes payable	137,100
Advances from Officer	315,752
Tax Liabilities	351,707
Notes payable to Related Parties	153,293
Total current liabilities	1,115,801

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and 37,250,450 and 36,662,000 shares issued and outstanding	37,250
Paid-in Capital	3,448,486
Accumulated deficit prior to the developmental stage	(2,632,447)
Accumulated deficit during the developmental stage	(1,968,947)
Total Stockholders Deficit	(1,115,658)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 143

The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From Inception of
			the Developmental
			Stage,
	For the years ended		December 21, 1995
	December 31,		Through
	2008	2007	December 31, 2008
Operating Expenses:
Selling, General and Administrative Expenses	$ 166,682	$ 124,921	$ 1,455,162
Tax Penalty and Interest Expense	14,576	14,576	163,233
Loss on Investment	-	-	6,844
Interest Expense	56,534	46,477	412,783

Net Loss before Extraordinary Item	(237,792)	(185,974)	(2,038,022)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	69,075

Net Loss	$ (237,792)	$ (185,974)	$ (1,968,947)

Net Loss per share, Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Shares	36,941,100	36,261,788

The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’  DEFICIT

			Additional	Accumulated	Accumulated
	Common Stock		Paid-in	Deficit Prior to	Deficit After
	Shares	Amount	Capital	December 21,1995	December 21,1995	Total
Balance at December 21, 1995	$ 2,099,125	$ 2,099	$ 884,901	$ (2,632,447)		$ (1,745,447)
Conversion of Trade Accounts Payable	1,458,005	1,458	1,456,547			1,458,005
Issuance of Common Stock
for Cash	5,000,000	5,000	20,000			25,000
Issuance of Common Stock
for Services	216,000	216	864			1,080
Conversion of Debt	300,000	300	14,700			15,000
Issuance of Common Stock for IRS
Claim Reduction	80,078	80	79,998			80,078
Issuance of Common Stock	1,250,000	1,250	248,621			249,871
Conversion of Management
Compensation Liability	1,854,292	1,854	183,575			185,429
Issuance of Common Stock for
Consulting Services	337,500	338	33,412			33,750
Activity from December 21, 1995
Through December 31, 2002					(675,396)	(675,396)
Balance at December 31, 2002	12,595,000	12,595	2,922,618	(2,632,447)	(675,396)	(372,630)
Net Loss for the Year Ended
December 31, 2003	-	-	-	-	(144,588)	(144,588)
Balance at December 31, 2003	12,595,000	12,595	2,922,618	(2,632,447)	(819,984)	(517,218)
Issuance of Common Stock for
Consulting Services	1,250,000	1,250	98,750			100,000
Issuance of Common Stock
for Stock Subscription	100,000	100	19,878			19,978
Issuance of Common Stock for
Management Compensation Expense	857,300	857	84,873			85,730
Net Loss for the Year Ended
December 31, 2004					(237,913)	(237,913)
Balance at December 31, 2004	14,802,300	14,802	3,126,119	(2,632,447)	(1,057,897)	(549,423)
Issuance of Common Stock for
Management Compensation	678,300	679	67,152			67,831
Net Loss for the Year Ended
December 31, 2005					(291,770)	(291,770)
Balance at December 31, 2005	15,480,600	$ 15,481	$3,193,271	$ (2,632,447)	$ (1,349,667)	$ (773,362)
Issuance of Common Stock for
Management Compensation	602,850	602	59,682			60,284
Conversion of related party debt to
common stock	20,000,000	20,000	80,000			100,000
Net Loss for the Year Ended
December 31, 2006					(195,514)	(195,514)
Balance at December 31, 2006	36,083,450	$ 36,083	$ 3,332,953	$ (2,632,447)	$ (1,545,181)	$ (808,592)
Issuance of Common Stock for
Management Compensation	578,550	579	57,276			57,855
Net Loss for the Year Ended
December 31, 2007					(185,974)	(185,974)
Balance at December 31, 2007	36,662,000	$ 36,662	$ 3,390,229	$ (2,632,447)	$ (1,731,155)	$ (936,711)
Issuance of Common Stock for
Management Compensation	588,450	588	58,257			58,845
Net Loss for the Year Ended
December 31, 2008					(237,792)	(237,792)
Balance at December 31, 2008	37,250,450	$ 37,250	$ 3,448,486	$ (2,632,447)	$ (1,968,947)	$ (1,115,658)

The accompanying notes are an integral part of these financial statements.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

			From Inception of
			the Developmental
			Stage,
	For the years ended		December 21, 1995
	December 31,		Through
	2008	2007	December 31, 2008
Cash Flow from Operating Activities:
Net Loss	$ (237,792)	$ (185,974)	$(1,968,947)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	58,845	57,855	650,805
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	59,367	21,350	315,010
Tax liabilities	14,577	14,576	(24,130)
Net Cash Used in Operating Activities	(105,003)	(92,193)	(993,652)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	-	(6)	(2,587)
Proceeds from notes payable	12,100	5,000	223,586
Payments of note payable	-	-	(51,277)
Net Proceeds from notes payable to related parties	9,000	-	128,084
Advance from officer	116,700	139,710	1,044,156
Repayment of advance from officer	(32,683)	(52,482)	(626,172)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	105,117	92,222	1,000,639

Net Increase in Cash	114	29	143

Cash Balance at Beginning of Period	29	-	-

Cash Balance at End of Period	$ 143	$ 29	$ 143

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 28,045	$ 18,518

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

Reclassification: Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 financial statements presentation. Such reclassification had no effect on net losses previously reported.

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

Property and Equipment As of December 31, 2008, the Company did not maintain or control any fixed assets.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate the adoption of SFAS 141 (R) will have a material impact on its financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51". SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate the adoption of SFAS 160 will have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS No. 162 will have an impact on its financial statements.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplated the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the December 31, 2008 financial statements, the Company did not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. For the year ended, December 31, 2008 the Company funded its disbursements using loans from an officer and other related parties.

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

NOTE 4– OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2008 consist of:

Accrued Professional Fees	$ 60,455
Accrued Expenses	19,573
Total	$ 80,028

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

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002. However, no payments have been made since April 2000. As of December 31, 2008, the Company owes $293,448 to the IRS. The taxes owed to IRS are delinquent and accruing interest at 9% per annum.

As of December 31, 2008, the Company owes $5,455 to California Franchise Tax Board. No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of December 31, 2008, the Company owes $45,019 to California State Board of Equalization. No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

As of December 31, 2008, the Company owes $7,785 to the County of Los Angeles. No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 6 – SHORT TERM NOTE PAYABLE

During 2008, the Company obtained additional notes payable of $12,100, from third parties. The notes payable bear interest at 10% per annum and are due on demand. As of December 31, 2008, the balance was $137,100.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $153,293 at December 31, 2008. These notes bear interest at 10% to 12%, and are due on demand.

NOTE 8 – INCOME TAXES

The Company has loss carryforwards available to offset future taxable income. The total loss carryforwards at December 31, 2008 are estimated at approximately $1,950,000 and expire between 2016 and 2028. Loss carryforwards are limited in accordance with the rules of change in ownership. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $663,000, which relates to these loss carryforwards, since future profits are indeterminable. The valuation allowance increased by $83,000 during the year ended December 31, 2008. As of the audit report date, the Company did not file its corporate income tax returns for the year ended December 31, 2008.

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

In 2008, the Company issued 588,450 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997. The stocks were valued $0.10 per share, or $58,450 of total.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the years ended December 31,
	2008	2007
Numerator:
Net Loss	$ (237,792)	$ (185,974)
Denominator:
Weighted Average Number of Shares	36,941,100	36,261,788

Net Loss per share-Basic and Diluted	$ (0.01)	$ (0.01)

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

An officer of the Company, the CEO, advanced $116,700 for the year ended December 31, 2008. The Company repaid $32,683 for the year ended December 31, 2008. These advances bear interest at 10% and have no maturity date. The balance of advances was $315,752 with accrued interest of $86 at December 31, 2008.

During the quarter ended March 31, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month. These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court. As such, $6,000 was recorded as expense during the years ended December 31, 2008 and 2007.

NOTE 12 – EXTRAORDINARY ITEM

On December 19, 2000, the Employment Development Department (EDD) accepted an “Offer in Compromise” in the amount of $7,600 to satisfy in full, all outstanding liabilities of $76,675 due to the EDD by Pacific Alliance Corporation. The settlement amount was paid in January 2001, and an extraordinary gain of $69,075 was recognized.