Form 10-Q
period 2009-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2009-05-19
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ¨    No  ¨

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

At May 15, 2009, the Company had 37,382,000 outstanding shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

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

Our unaudited balance sheet at March 31, 2009 and our audited balance sheet at December 31, 2008; the related unaudited statements of operations for the three month periods ended March 31, 2009 and 2008 and from inception of the development stage (December 21, 1995 through March 31, 2009); and the related unaudited statement of cash flows for the three month periods ended March 31, 2009 and 2008 and from inception of the development stage (December 21, 1995 through March 31, 2009), are attached hereto.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$19,439	$143
TOTAL ASSETS	$19,439	$143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$81,396	$77,921
Other Accrued Expenses	79,039	80,028
Notes payable	268,100	137,100
Advances from Officer	262,524	315,752
Tax Liabilities	355,351	351,707
Notes payable to Related Parties	130,065	153,293
Total current liabilities	1,176,475	1,115,801

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and
37,382,000 and 37,250,450 shares issued and outstanding	37,382	37,250
Paid-in Capital	3,461,509	3,448,486
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(2,023,480)	(1,968,947)
Total Stockholders Deficit	(1,157,036)	(1,115,658)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,439	$143

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2009	2008	March 31, 2009
Operating Expenses:
Selling, General and Administrative Expenses	$35,206	$34,068	$1,490,368
Tax Penalty and Interest Expense	3,644	3,644	166,877
Loss on Investment	-	-	6,844
Interest Expense	15,683	12,949	428,466

Net Loss before Extraordinary Item	(54,533)	(50,661)	(2,092,555)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	69,075

Net Loss	$(54,533)	$(50,661)	$(2,023,480)

Net Loss per share, Basic and Diluted	NIL	NIL

Weighted Average Number of Shares	37,294,300	36,717,500

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2009	2008	March 31, 2009
Cash Flow from Operating Activities:
Net Loss	$(54,533)	$(50,661)	$(2,023,480)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	13,155	16,650	663,960
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	2,486	5,447	317,496
Tax liabilities	3,644	3,644	(20,486)
Net Cash Used in Operating Activities	(35,248)	(24,920)	(1,028,900)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	-	-	(2,587)
Proceeds from notes payable	131,000	-	354,586
Payments of note payable	-	-	(51,277)
Net Proceeds from notes payable to related parties	-	-	128,084
Payments to notes payable to related parties	(23,228)	-	(23,228)
Advance from officer	14,100	34,900	1,058,256
Repayment of advances from officer	(67,328)	(8,809)	(693,500)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	54,544	26,091	1,055,183

Net Increase in Cash	19,296	1,171	19,439

Cash Balance at Beginning of Period	143	29	-

Cash Balance at End of Period	$19,439	$1,200	$19,439

Supplemental Disclosures of Cash Flow Information
Interest paid	$12,208	$6,191

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the March 31, 2009 financial statements, the Company did not generate any revenue, and has a net capital deficiency.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  For the first three months ended March 31, 2009, the Company funded its disbursements using loans from an officer and other notes.

Presentation of Interim Information The financial information at March 31, 2009 and for the three months ended  March 31, 2009 and 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

New Accounting Pronouncements: Pacific Alliance Corporation does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 – TAX LIABILITIES

The Company owes back taxes to the IRS, California Franchise Tax Board, California State Board of Equalization, and County of Los Angeles, before the bankruptcy.  The Company is attempting to negotiate settlements and the final amount may differ from the amount recorded on the balance sheets.

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002.  However, no payments have been made since April 2000.  As of March 31, 2009, and December 31, 2008 the Company owes $296,517 and $293,448 to the IRS, respectively.  The taxes owed to the IRS are delinquent and accruing interest at 9% per annum.

As of March 31, 2009 and December 31, 2008, the Company owes $5,455 and $5,455 to California Franchise Tax Board, respectively.  No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of March 31, 2009 and December 31, 2008, the Company owes $45,509 and $45,019 to California State Board of Equalization, respectively.  No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

 As of March 31, 2009 and December 31, 2008, the Company owes $7,870 and $7,785 to the County of Los Angeles, respectively.  No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 3 – SHORT TERM NOTE PAYABLE

During the quarter ended March 31, 2009, the Company obtained additional notes payable of $131,000, from third parties. The notes payable bear interest at 10% per annum and are due on demand.  As of March 31, 2009 and December 31, 2008, the balance was $268,100 and $137,100, respectively.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $130,065 and $153,293 at March 31, 2009 and December 31, 2008, respectively.  These notes bear interest at 10% to 12%, and are due on demand.

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

NOTE 5 – COMMON STOCK

During the first three months of 2009, the Company issued 131,550 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997.  The stocks were valued $0.10 per share, or $13,155 of total.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Numerator:
Net Loss	$(54,533)	$(50,661)
Denominator:
Weighted Average Number of Shares	37,294,300	36,717,500

Net loss per share-Basic and Diluted	NIL	NIL

NOTE 7 – RELATED PARTY TRANSACTIONS

An officer of the Company advanced $14,100 to the Company during the three months ended March 31, 2009.  The Company repaid the officer $67,328 during the three months ended March 31, 2009.  These advances bear interest at 10% and have no maturity date.  The balance of advances was $262,524 and $315,752 at March 31, 2009 and December 31, 2008, respectively.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month.  These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court.  As such, $1,500 was recorded as expense during the three months period ended March 31, 2009 and 2008.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour.  Such compensation is made through issuance of common stock.  Management compensation amounted to $13,155 and $16,650 for the three months ended March 31, 2009 and 2008, respectively (see note 5).

NOTE 8 – OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	March 31, 2009	December 31, 2008
Accrued Professional Fees	$59,465	$60,455
Accrued Expenses	19,574	19,573
Total	$79,039	$80,028

See Notes to Interim Unaudited Financial Statements

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

8.	The Company has prepared and filed periodic reports through the period ending March 31, 2009.

9.	Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

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

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue during the reporting period ended March 31, 2009. We anticipate that we will not generate any revenues until we acquire or merge with another company.

We had total expenses of $54,533 for the three month period ended March 31, 2009 compared to $50,661 for the three month period ended March 31, 2008, an increase of  $3,872 due to slight increases in interest expense, and professional fees.  In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Accordingly, our total compensation expense (stock issued for service) for the three month period ended March 31, 2009 was $13,155 compared to $16,650 for the three month period ended March 31, 2008, a decrease increase of $3,495. Such compensation is paid through the issuance of common stock valued at $.10 per share based on the reorganization plan approved by the Bankruptcy court.  Our total interest expense was $15,683 for the three month period ended March 31, 2009 compared to $12,949 for year three month period ended March 31, 2008.  Relating to total expenses, during the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month.

Liquidity and Capital Resources

As of March 31, 2009, our total assets consisted solely of  $19,439 in cash. We have limited  cash and we are dependent upon loans and advances from our management and others to fund our operating expenses pending the completion of a merger or acquisition.  As of March 31, 2009, we had total liabilities of $1,176,475 of which $355,351 related to tax liabilities incurred prior to the Chapter 11 Plan of Reorganization. At March 31, 2009, a total of $660,689 of our liabilities related to funds borrowed by us from our management and others. This number represents an increase of $54,544 since December 31, 2008.  An officer of the Company advanced $14,100 to the Company during the three months ended March 31, 2009.  The Company repaid the officer $67,328 during the three months ended March 31, 2009.  These advances bear interest at 10% and have no maturity date.  The balance of advances was $262,524 and $315,752 at March 31, 2009 and December 31, 2008, respectively.

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

Stock-Based Compensation.  Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans.  SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended December

31, 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).  We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year ended December 31, 2006.  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At March 31, 2009, we have no outstanding options or warrants, nor where any options or warrants granted during the three month period then ended. Therefore we did not recognize any stock-based compensation expense under SFAS 123(R) for the reporting period.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2009 we issued 131,550 shares of our restricted common stock to our officers for management services as follows:

Recipient	Number of Shares	Attributed Value (1)
Mark A. Scharmann	90,000	$9,000
Dan Price	3,000	300
David Knudson	38,550	3,855

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

Dated: May 18, 2009	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer