Form 10-Q/A
period 2009-03-31
PACIFIC ALLIANCE CORP /UT/
filed 2009-08-18
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

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

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of
	March 31,	December 31,
	2009	2008
	(Restated)
ASSETS
Current Assets
Cash	$19,439	$143
TOTAL ASSETS	$19,439	$143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$81,396	$77,921
Other Accrued Expenses	79,039	80,028
Notes payable	137,100	137,100
Convertible Notes payable	131,000	-
Advances from Officer	262,524	315,752
Tax Liabilities	355,351	351,707
Notes payable to Related Parties	130,065	153,293
Derivative Liability	96,000	-
Total current liabilities	1,272,475	1,115,801

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and
37,382,000 and 37,250,450 shares issued and outstanding	37,382	37,250
Preferred shares, par value $0.001, authorized 5,000,000 shares;
none issued	-	-
Paid-in Capital	3,461,509	3,448,486
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(2,119,480)	(1,968,947)
Total Stockholders Deficit	(1,253,036)	(1,115,658)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,439	$143

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

			From Inception of
			the Developmental
		Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2009	2008	March 31, 2009
	(Restated)		(Restated)
Operating Expenses:
Selling, General and Administrative Expenses	$35,206	$34,068	$1,490,368
Tax Penalty and Interest Expense	3,644	3,644	166,877
Loss on Investment	-	-	6,844
Total Operating Expenses	38,850	37,712	1,664,089

Other Income (Expenses):
Interest Expense	(366,392)	(12,949)	(779,175)
Change in Derivative Liability	254,709	-	254,709
Total Other Income (Expenses)	(111,683)	(12,949)	(524,466)

Net Loss before Extraordinary Item	(150,533)	(50,661)	(2,188,555)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	69,075

Net Loss	$(150,533)	$(50,661)	$(2,119,480)

Net Loss per share, Basic and Diluted	NIL	NIL

Weighted Average Number of Shares	37,294,300	36,717,500

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the three months ended		December 21, 1995
	March 31,		Through
	2009	2008	March 31, 2009
	(Restated)		(Restated)
Cash Flow from Operating Activities:
Net Loss	$(150,533)	$(50,661)	$(2,023,480)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	13,155	16,650	663,960
Non-cash interest expense	350,710	-	350,710
Change in derivative liability	(254,709)	-	(254,709)
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	2,486	5,447	317,496
Tax liabilities	3,644	3,644	(20,486)
Net Cash Used in Operating Activities	(35,247)	(24,920)	(1,028,900)

Cash Flow from Investing Activities
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	-	-	(6,844)

Cash Flow from Financing Activities:
Bank overdraft	-	-	(2,587)
Proceeds from notes payable	-	-	223,586
Payments of note payable	-	-	(51,277)
Proceeds from convirtible notes payable	131,000		131,000
Net Proceeds from notes payable to related parties	-	-	128,084
Payments to notes payable to related parties	(23,228)	-	(23,228)
Advance from officer	14,100	34,900	1,058,256
Repayment of advances from officer	(67,328)	(8,809)	(693,500)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	54,544	26,091	1,055,183

Net Increase in Cash	19,296	1,171	19,439

Cash Balance at Beginning of Period	143	29	-

Cash Balance at End of Period	$19,439	$1,200	$19,439

Supplemental Disclosures of Cash Flow Information
Interest paid	$12,208	$6,191

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

Reclassification and Restatement:  The March 31, 2009 financial statements have been restated to correct the accounting for the convertible notes payable and related expenses. The result is to decrease the notes payable, and increase convertible notes payable, interest expense and other income on the restated financial statements presentation. The impact on the financial statements at March 31, 2009 is summarized as follows:

	As reported	Restated

Notes Payable	$ 268,100	$ 137,100
Convertible Notes Payable	$ -	$ 131,000
Derivative Liability	$ -	$ 96,000
Total Current Liabilities	$ 1,176,475	$ 1,272,475
Accumulated Deficit During the Developmental Stage	$ (2,023,480)	$ (2,119,480)
Total Stockholders' Deficit	$ (1,157,036)	$ (1,253,036)

Other Income (Expenses):
Interest Expense	$ (15,683)	$ (366,392)
Change in Derivative Liability	$ -	$ 254,709
Total Other Income (Expenses)	$ (15,683)	$ (111,683)
Net Income (Loss)	$ (54,533)	$ (150,533)
Net Loss per Share	NIL	NIL

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

Convertible Notes Payable and Derivative Liabilities The Company accounts for convertible notes payable in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable  were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the statements of operations.

A Black-Scholes valuation calculation was applied to the conversion features at issuance dates and report dates. The issuance date valuations were recorded as a interest expense reflected on the statements of operations. The reporting date valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the statement of operations.

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

NOTE 3 – SHORT TERM NOTE PAYABLE

The notes payable bear interest at 10% per annum and are due on demand.  As of March 31, 2009 and December 31, 2008, the balance was $137,100.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to minority shareholders amounted to $130,065 and $153,293 at March 31, 2009 and December 31, 2008, respectively.  These notes bear interest at 10% to 12%, and are due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2009, the Company issued outstanding convertible notes bearing an annual interest rate of 8% and are convertible within six months from the date of each note.  The notes contain a convertible feature allowing the holder to convert all or a portion of the outstanding balance into the Company’s common stock.  Due to the moving conversion price of the Company’s convertible debt, it has bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” accounted for these conversion features as derivative instruments, and valued these conversion features using the Black-Scholes valuation model.  Based on the calculations per the valuation model the Company incurred a charge to interest expenses of $350,710 at the time of issuance.  The Company recorded other income of $254,709 because of the change in derivative liability at March 31, 2009 due to a decrease in the Company’s stock price at March 31, 2009.

As of March 31, 2009 the amount of the convertible notes outstanding totaled $131,000, all of which is short-term convertible debt.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – COMMON STOCK

During the first three months of 2009, the Company issued 131,550 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997.  The stocks were valued $0.10 per share, or $13,155 of total.

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Restated)
Numerator:
Net Loss	$(150,533)	$(50,661)
Denominator:
Weighted Average Number of Shares	37,294,300	36,717,500

Net loss per share-Basic and Diluted	NIL	NIL

NOTE 8 – RELATED PARTY TRANSACTIONS

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

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour.  Such compensation is made through issuance of common stock.  Management compensation amounted to $13,155 and $16,650 for the three months ended March 31, 2009 and 2008, respectively (see note 6).

NOTE 9 – OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	March 31, 2009	December 31, 2008
Accrued Professional Fees	$59,465	$60,455
Accrued Expenses	19,574	19,573
Total	$79,039	$80,028

NOTE 10 – SUBSEQUENT EVENT

On June 26, 2009, the entered into a share exchange agreement with Superior Filtration Products, LLC, a Florida company (“Superior”).

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

Reclassification and Restatement:  The March 31, 2009 financial statements have been restated to correct the accounting for certain convertible notes payable and related expenses. The result is to decrease the notes payable, and increase convertible notes payable, interest expense and other income on the restated financial statements presentation. The impact on the financial statements at March 31, 2009 is summarized in Note 1 in the attached financial statements.  The following discussion has been amended to reflect the restated numbers.

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue during the reporting period ended March 31, 2009. We anticipate that we will not generate any revenues until we acquire or merge with another company.

We had total expenses of $150,533 for the three month period ended March 31, 2009 compared to $50,661 for the three month period ended March 31, 2008, a substantial increase due primarily to a large increase in interest expense offset by recording of a change in derivative liability per the reclassification and restatement described above, plus a slight decrease in professional fees.  In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Accordingly, our total compensation expense (stock issued for service) for the three month period ended March 31, 2009 was $13,155 compared to $16,650 for the three month period ended March 31, 2008, a decrease of $3,495. Such compensation is paid through the issuance of common stock valued at $.10 per share based on the reorganization plan approved by the Bankruptcy court.

Our total interest expense was $366,392 for the three month period ended March 31, 2009 compared to $12,949 for year three month period ended March 31, 2008.  During the quarter ended March 31, 2009, we issued convertible notes bearing an annual interest rate of 8% and which are convertible within six months from the date of each note.  The notes contain a convertible feature allowing the holder to convert all or a portion of the outstanding balance into our common stock.  The accounting treatment is explained in Note 5 to the attached financial statements. Based on the restated calculations, we have recorded a charge to interest expenses of $350,710 at the time of issuance.  We also recorded other income of $254,709 because of the change in derivative liability at March 31, 2009 due to a decrease in the Company’s stock price at March 31, 2009. As of March 31, 2009 the amount of the convertible notes outstanding totaled $131,000, all of which is short-term convertible debt.

Relating to total expenses, during the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month.

Liquidity and Capital Resources

As of March 31, 2009, our total assets consisted solely of $19,439 in cash. We have limited cash and we are dependent upon loans and advances from our management and others to fund our operating expenses pending the completion of a merger or acquisition.  As of March 31, 2009, we had total liabilities of $1,272,475 of which $355,351 related to tax liabilities incurred prior to the Chapter 11 Plan of Reorganization. At March 31, 2009, a total of $660,689 of our liabilities related to funds borrowed by us from our management and others (not taking into account the derivative liability related to the convertible notes payable). This number represents an increase of $54,544 since December 31, 2008.  An officer of the Company advanced $14,100 to the Company during the three months ended March 31, 2009.  The Company repaid the officer $67,328 during the three months ended March 31, 2009.  These advances bear interest at 10% and have no maturity date.  The balance of advances was $262,524 and $315,752 at March 31, 2009 and December 31, 2008, respectively.

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

Dated: August 18, 2009	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer