Form 10-Q
period 2009-06-30
PACIFIC ALLIANCE CORP /UT/
filed 2009-08-19
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

At July 31, 2009, the Company had 37,928,000 outstanding shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

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

Our unaudited balance sheet at June 30, 2009 and our audited balance sheet at December 31, 2008; the related unaudited statements of operations for the three and six month periods ended June 30, 2009 and 2008 and from inception of the development stage (December 21, 1995 through June 30, 2009); and the related unaudited statement of cash flows for the six month periods ended June 30, 2009 and 2008 and from inception of the development stage (December 21, 1995 through June 30, 2009), are attached hereto.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$373,088	$143
Other Receivable	31,600	-
TOTAL ASSETS	$404,688	$143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$71,942	$77,921
Other Accrued Expenses	315,752	80,028
Notes payable	137,100	137,100
Convertible Notes Payable	802,000	-
Advances from Officer	123,705	315,752
Tax Liabilities	358,995	351,707
Notes payable to Related Parties	79,709	153,293
Derivative Liability	1,605,490	-
Total current liabilities	3,494,693	1,115,801

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and
37,928,000 and 37,250,450 shares issued and outstanding	37,928	37,250
Preferred shares, par value $0.001, authorized 5,000,000 shares;
none issued	-	-
Paid-in Capital	3,515,563	3,448,486
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(4,011,049)	(1,968,947)
Total Stockholders' Deficit	(3,090,005)	(1,115,658)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$404,688	$143

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					From Inception of
					the Developmental
		Stage,
	For the three months ended		For the six months ended		December 21, 1995
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009
Operating Expenses:
Selling, General and Administrative Expenses	$359,004	$36,709	$394,209	$70,776	$1,849,371
Tax Penalty and Interest Expense	3,644	3,644	7,288	7,288	170,521
Loss on Investment	-	-	-	-	6,844
Total Operating Expenses	362,648	40,353	401,497	78,064	2,026,736

Other Income (Expenses):
Interest Expense	(824,312)	(13,749)	(1,190,705)	(26,698)	(1,603,488)
Change in Derivative Liability	(704,609)	-	(449,900)	-	(449,900)
Total Other Income (Expenses)	(1,528,921)	(13,749)	(1,640,605)	(26,698)	(2,053,388)

Net Loss before Extraordinary Item	(1,891,569)	(54,102)	(2,042,102)	(104,762)	(4,080,124)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	-	-	69,075

Net Loss	$(1,891,569)	$(54,102)	$(2,042,102)	$(104,762)	$(4,011,049)

Net Loss per share, Basic and Diluted	$(0.05)	NIL	$(0.05)	NIL

Weighted Average Number of Shares	37,564,000	36,880,000	37,429,150	36,798,750

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the six months ended		December 21, 1995
	June 30,		Through
	2009	2008	June 30, 2009
Cash Flow from Operating Activities:
Net Loss	$(2,042,102)	$(104,762)	$(4,011,049)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	67,755	32,100	718,560
Non-cash interest expense	1,155,591	-	1,155,591
Change in derivative liability	449,900		449,900
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	229,744	12,405	544,754
Tax liabilities	7,288	7,288	(16,842)
Net Cash Used in Operating Activities	(131,824)	(52,969)	(1,125,476)

Cash Flow from Investing Activities
Other receivables	(31,600)	-	(31,600)
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	(31,600)	-	(38,444)

Cash Flow from Financing Activities:
Bank overdraft	-	-	(2,587)
Proceeds from notes payable	-	10,000	223,586
Payments to note payable	-	-	(51,277)
Proceeds from convertible notes	802,000	-	802,000
Proceeds from notes payable to related parties	-	1,000	128,084
Payments to notes payable to related parties	(73,584)	-	(73,584)
Advances from officer	74,100	61,800	1,118,256
Repayment of advance from officer	(266,147)	(18,684)	(892,319)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	536,369	54,116	1,537,008

Net Increase in Cash	372,945	1,147	373,088

Cash Balance at Beginning of Period	143	29	-

Cash Balance at End of Period	$373,088	$1,176	$373,088

Supplemental Disclosures of Cash Flow Information
Interest paid	$28,885	$12,817

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the June 30, 2009 financial statements, the Company did not generate any revenue, and has a net capital deficiency.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  For the six months ended June 30, 2009, the Company funded its disbursements using loans from an officer and other notes.

Presentation of Interim Information The financial information at June 30, 2009 and for the three and six months ended  June 30, 2009 and 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002.  However, no payments have been made since April 2000.  As of June 30, 2009, and December 31, 2008 the Company owes $299,586 and $293,448 to the IRS, respectively.  The taxes owed to the IRS are delinquent and accruing interest at 9% per annum.

As of June 30, 2009 and December 31, 2008, the Company owes $5,455 and $5,455 to California Franchise Tax Board, respectively.  No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of June 30, 2009 and December 31, 2008, the Company owes $45,999 and $45,019 to California State Board of Equalization, respectively.  No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – TAX LIABILITIES (continued)

 As of June 30, 2009 and December 31, 2008, the Company owes $7,955 and $7,785 to the County of Los Angeles, respectively.  No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 3 – SHORT TERM NOTE PAYABLE

The notes payable bear interest at 10% per annum and are due on demand.  As of June 30, 2009 and December 31, 2008, the balance was $137,100 and $137,100, respectively.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

During the six months ended June 30, 2009, the Company paid $73,584 to minority shareholders.  The balance for the notes payable to related parties was $79,709 and $153,293 as of June 30, 2009 and December 31, 2008, respectively.  These notes bear interest at 10% to 12%, and are due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2009, the Company issued outstanding convertible notes bearing an annual interest rate of 8% and are convertible within six months from the date of each note.  The notes contain a convertible feature allowing the holder to convert all or a portion of the outstanding balance into the Company’s common stock.  Due to the moving conversion price of the Company’s convertible debt, it has bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” accounted for these conversion features as derivative instruments, and valued these conversion features using the Black-Scholes valuation model.  Based on the calculations per the valuation model the Company incurred a charge to interest expenses of $804,881 and $350,710, at the time of issuance, in the quarter ended June 30, 2009, and March 31, 2009, respectively.  The Company also recorded an expense of $704,609 as change in derivative liability for the quarter ended June 30, 2009 due to an increase in the Company’s stock price at the end of the second quarter ended June 30, 2009.

As of June 30, 2009 the amount of the convertible notes outstanding totaled $802,000, all of which is short-term convertible debt. $792,000 of the total convertible notes were issued to third parties and $10,000 were issued to a related party.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, the Company issued 677,550 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997.  The stocks were valued $0.10 per share, or $67,755 of total.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net Loss	$(1,891,569)	$(54,102)	$(2,042,102)	$(104,762)
Denominator:
Weighted Average Number of Shares	37,564,000	36,880,000	37,429,150	36,798,750

Net loss per share-Basic and Diluted	$(0.05)	NIL	$(0.05)	NIL

NOTE 8 – RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2006, a related party purchased $10,000 of the Company’s convertible notes (see note 5).

An officer of the Company advanced $74,100 to the Company during the six months ended June 30, 2009.  The Company repaid the officer $266,147 during the six months ended June 30, 2009.  These advances bear interest at 10% and have no maturity date.  The balance of advances was $123,705 and $315,752 at June 30, 2009 and December 31, 2008, respectively.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month.  These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court.  As such, $1,500 was recorded as expense during the six months period ended June 30, 2009 and 2008.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour.  Such compensation is made through issuance of common stock.  Management compensation amounted to $67,755 and $32,100 for the six months ended June 30, 2009 and 2008, respectively (see note 6).

NOTE 9 – OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	June 30, 2009	December 31, 2008
Accrued Professional Fees	$92,040	$60,455
Accrued Expenses	23,712	19,573
Payables to Consultant	200,000	-
Total	$315,752	$80,028

On June 26, 2009, the Board of Directors approved to issue 2,000,000 shares of common stock, valued at $0.10 per share or $200,000, to an outside consultant in consideration of services rendered to the Company.  As of June 30, 2009, the transaction was recorded as a liability since none of the shares were issued.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – PENDING MERGER

On June 26, 2009, the Company entered into a share exchange agreement with Superior Filtration Products, LLC, a Florida company (“Superior”).  As of June 30, 2009, all the conditions and the requirements for completion of the agreement was not completed.

As of June 30, 2009, the Company paid certain expenses on behalf of Superior.  The total expenses of $31,600 were included in other receivables.

NOTE 11 – SUBSEQUENT EVENT

Subsequent to June 30, 2009, the Company filed, with the State of Delaware, “Certificate of Designation of Preferences, Rights and Limitations” for its Series A and B convertible preferred stock.  The Company has designated 1,000,000 and 3,300,000 of its authorized preferred stock shares into series A and B Convertible Preferred Stock, respectively.

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

Recent Developments

On June 26, 2009, we entered into an Exchange Agreement (the “Exchange Agreement”) with Superior Filtration Products, LLC, a Florida limited liability Company (“Superior”), and the members of Superior (“Superior Members”). A copy of the Exchange Agreement was filed as Exhibit 2.1 to our Form 8-K filed on June 30, 2009.

Superior is in the business of manufacturing and marketing air filtration products. Superior offers a broad line of air filtration products and related equipment and hardware.  These products are marketed through both big box retail and independent distributor networks to the end users.  Superior began operations in January of 2008.  Superior designs, manufactures and markets a broad range of air filtration products, including (i) high-end High Efficiency Particulate Air (HEPA) filters, with at least 99.97% efficiency, and Absolute Isolation Barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes: (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters typically off-the-shelf for standard residential and commercial furnace and air conditioning applications.  Superior’s headquarters are located in Ogden, Utah.

Pursuant to, and subject to, the terms and conditions of the Exchange Agreement, we intend to acquire all of the issued and outstanding Superior membership interests in exchange for 1,000,000 shares of our Series A Preferred Stock (the “Acquisition”).   If the Acquisition is closed, of which there can be no assurance, Superior will be a wholly-owned subsidiary of Pacific and the Superior Members will be controlling stockholders of Pacific. The 1,000,000 Shares of Pacific Series A Preferred Stock to be issued in the Acquisition, will be convertible into 606,600,000 shares of Pacific common stock subject to adjustment for any future reverse stock split.  The shares of Series A Preferred Stock may not be converted into common stock until Pacific either completes a reverse stock split or increases its authorized capital or both.  Pacific anticipates that in the future Pacific will seek stockholder approval to effect a 1-for-20 reverse stock split.  If such reverse stock split were to occur, of which there can be no assurance, the 606,600,000 shares of Pacific common stock issuable upon the conversion of the Series A Preferred Stock into Pacific common stock, would be reduced to 30,330,000 shares of Pacific common Stock.

We anticipate that we will attempt to raise additional cash capital from the sale of our securities in order to repay debt and to be used for working capital in Superior’s operations.  We are also discussing the conversion of some of our outstanding debt into shares of our common stock.  The exact terms of such debt conversion, the amount of debt to be converted and the number of shares of our common stock to be issued in connection with the debt conversion, has not been determined.

We anticipate that if we are able to convert a portion of our outstanding debt into equity and raise additional cash from the sale of securities, and assuming the Exchange Agreement is closed, the Superior Members will own more than 80% of our issued and outstanding shares of common stock assuming they convert their Series A Preferred Stock into common stock.

The closing of the Exchange Agreement is subject to numerous conditions and there can be no assurance that the Acquisition will be completed.

The Exchange Agreement provides that if the Acquisition is closed, our three current directors will remain as directors and two additional directors designated by Superior’s Members will be appointed as directors.  If the Acquisition is closed, we anticipate that our current President, Vice President and Treasurer will resign from their positions and that Steven Clark will be appointed as our CEO, President and Treasurer.  Our current Secretary, David Knudson, is expected to remain as our corporate secretary.

Sycamore Ventures, LLC, Series 1 (“Sycamore”), an affiliate of our current president, Mark Scharmann, and our current Secretary/Treasurer, David Knudson, has agreed to loan Superior $250,000 for Superior’s use as working capital prior to the closing of the Exchange Agreement.  Such loan is to be secured by the receivables, general intangibles and chattel paper of Superior.  In exchange for Sycamore agreeing to make such loan to Superior, we have agreed to issue Sycamore warrants to purchase 500,000 shares of our common stock at a price of $0.05 per share.  Such warrants will be exercisable for a term of five years.  If we complete a 1-for-20 reverse stock split as contemplated, the Warrant will entitle Sycamore to purchase 25,000 shares of our common stock at a price of $1.00 per share.

The Exchange Agreement contains customary representations and warranties, pre-closing covenants, and closing conditions, including approval of the Exchange and related transactions. The foregoing description of the Exchange Agreement is a summary only, and is qualified in its entirety by reference to the complete text of the Exchange Agreement, which is filed as Exhibit 2.1 to our Form 8-K filed on June 30, 2009.  The Exchange Agreement provided for a closing and a termination date of July 31, 2009.  The parties have agreed to amend the Exchange Agreement to extend the closing date and the termination date to October 31, 2009, as disclosed in our Form 8-K filed on August 5, 2009.

Mark A. Scharmann and David Knudson, officers and directors of Pacific, are members and affiliates of Sycamore Ventures, LLC, Series 1, a Utah limited liability company (“Sycamore”). Mr. Scharmann is the managing member of Sycamore. Sycamore has, and will, enter into various agreements with Superior which provide that Sycamore will attempt to assist Superior in the marketing of its filter and other products by referring potential customers to Superior. Such agreements have, and will, provide that Sycamore will be compensated by Superior with commissions for products actually purchased by customers who were referred to Superior by Sycamore and its members.  The commissions’ payable by Superior to Sycamore will range from 5% to 10% of the net income from products sold by Superior to the customers referred by Sycamore and its members. The payment of such commissions will be solely for actual product sales and not attributed to the sale of any securities.  Such commissions will be payable even if the Offering or the acquisition of Superior is not completed.  As members of Sycamore, Mr. Scharmann and Mr. Knudson will share in commissions actually paid to Sycamore by Superior.

Sycamore intends to assist Superior in its marketing efforts both before and after the closing of the Superior acquisition. The relationship between Sycamore and Superior relating to commissions for product sales, may result in a conflict of interest for Mr. Scharmann and Mr. Knudson.

Other than as disclosed above, there were and are no material relationships between us, or our affiliates and Superior, other than as contemplated by the Exchange Agreement.

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue during the reporting period ended June 30, 2009. We anticipate that we will not generate any revenues until we complete the transaction contemplated by the Exchange Agreement described above or acquire or merge with another company.

We had total expenses of $2,042,102 for the six month period ended June 30, 2009 compared to $104,762 for the six month period ended June 30, 2008, an increase of $1,937,340, a substantial increase due primarily to a large increase in interest expense the recording of a change in derivative liability, plus increases in compensation expense and professional fees.  In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Accordingly, our total compensation expense (stock issued for services) for the six month period ended June 30, 2009 was $67,755 compared to $32,100 for the six month period ended June 30, 2008, an increase of $35,655. Such compensation is paid through the issuance of common stock valued at $.10 per share based on the reorganization plan approved by the Bankruptcy court.

Our total interest expense was $1,190,705 for the six month period ended June 30, 2009 compared to $26,698 for year six month period ended June 30, 2008.  During the six months ended June 30, 2009, we issued convertible notes bearing an annual interest rate of 8% and which are convertible within six months from the date of each note.  The notes contain a convertible feature allowing the holder to convert all or a portion of the outstanding balance into our common stock.  The accounting treatment is explained in Note 5 to the attached financial statements. Based on the restated calculations, we have recorded charges to interest expenses of $804,881 and $350,710 at the time of issuance, in the quarters ended June 30, 2009, and March 31, 2009, respectively. We also recorded other income of $254,709 because of the change in derivative liability at March 31, 2009 due to a decrease in the Company’s stock price at March 31, 2009, and other expense of $704,609 because of the change in derivative liability at June 30, 2009 due to an increase in the Company’s stock price at June 30, 2009. As of June 30, 2009 the amount of the convertible notes outstanding totaled $802,000, all of which is short-term convertible debt.

Relating to total expenses, during the quarter ended June 30, 2002, we passed a resolution to pay rent, office and secretarial services to one of our stockholders at a rate of $500 per month.

Liquidity and Capital Resources

As of June 30, 2009, our total assets consisted of $404,688 in cash and receivables. We have limited cash and we are dependent upon loans and advances from our management and others to fund our operating expenses pending the completion of a merger or acquisition.  As of June 30, 2009, we had total liabilities of $3,494,693 of which $358,995 related to tax liabilities incurred prior to the Chapter 11 Plan of Reorganization. At June 30, 2009, a total of $1,142,514 of our liabilities related to funds borrowed by us from our management and others (not taking into account the derivative liability related to the convertible notes payable). This number represents an increase of $481,825 since December 31, 2008.  One of our officers advanced $74,100 to us during the six months ended June 30, 2009.  We repaid the officer $266,147 during the six months ended June 30, 2009.  These advances bear interest at 10% and have no maturity date.  The balance of advances was $123,705 and $315,752 at June 30, 2009 and December 31, 2008, respectively.

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

The auditors’ report included with our Annual Report on Form 10-K for the year ended December 31, 2008 contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital.  We will continue to be an inactive company unless and until we complete the Exchange Agreement with Superior as described above or raise additional capital and acquire an operating company. There can be no assurance that either will occur.

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

Stock-Based Compensation.  Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans.  SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended December 31, 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).  We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year ended December 31, 2006.  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At June 30, 2009, we have no such outstanding options or warrants, nor were there any such options or warrants granted during the six month period then ended. Therefore we did not recognize any stock-based compensation expense under SFAS 123(R) for the reporting period.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2009 we issued 677,550 shares of our restricted common stock to our officers for management services as follows:

Recipient	Number of Shares	Attributed Value (1)
Mark A. Scharmann	311,250	$31,125
Dan Price	44,250	4,425
David Knudson	322,050	32,205

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

Dated: August 19, 2009	PACIFIC ALLIANCE CORPORATION

By /s/ Mark A. Scharmann
President/Principal Executive Officer

By /s/ David Knudson
Principal Financial Officer