Form 10-Q
period 2009-09-30
PACIFIC ALLIANCE CORP
filed 2009-11-20
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

At November 12, 2009, the Company had 68,603,698 outstanding shares of common stock, $.001 par value.

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

Our unaudited balance sheet at September 30, 2009 and our audited balance sheet at December 31, 2008; the related unaudited statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and from inception of the development stage (December 21, 1995 through September 30, 2009); and the related unaudited statement of cash flows for the nine month periods ended September 30, 2009 and 2008 and from inception of the development stage (December 21, 1995 through September 30, 2009), are attached hereto.

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$138,757	$143
Other Receivable	31,600	-
TOTAL ASSETS	$170,357	$143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Interest	$19,376	$77,921
Other Accrued Expenses	298,797	80,028
Notes Payable	-	137,100
Convertible Notes Payable	118,000	-
Advances from Officer	86,105	315,752
Tax Liabilities	362,639	351,707
Notes Payable to Related Parties	25,000	153,293
Derivative Liability	619,838	-
Total current liabilities	1,529,755	1,115,801

Stockholders' Deficit
Common Stock, par value $0.001, authorized 100,000,000 shares; and
53,904,606 and 37,250,450 shares issued and outstanding	53,905	37,250
Preferred shares, par value $0.001, authorized 5,000,000 shares;
none issued	-	-
Paid-in Capital	5,855,089	3,448,486
Accumulated deficit prior to the developmental stage	(2,632,447)	(2,632,447)
Accumulated deficit during the developmental stage	(4,635,945)	(1,968,947)
Total Stockholders Deficit	(1,359,398)	(1,115,658)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$170,357	$143

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					From Inception of
					the Developmental
					Stage,
	For the three months ended		For the nine months ended		December 21, 1995
	September 30,		September 30,		Through
	2009	2008	2009	2008	September 30, 2009
Operating Expenses:
Selling, General and Administrative Expenses	$54,217	$39,414	$448,426	$110,191	$1,903,588
Tax Penalty and Interest Expense	3,644	3,644	10,932	10,932	174,165
Loss on Investment	-	-	-	-	6,844
Total Operating Expenses	57,861	43,058	459,358	121,123	2,084,597

Other Income (Expenses):
Interest Expense	(101,253)	(14,596)	(1,291,957)	(41,294)	(1,704,741)
Change in Derivative Liability	(465,782)	-	(915,682)	-	(915,682)
Total Other Income (Expenses)	(567,035)	(14,596)	(2,207,639)	(41,294)	(2,620,423)

Net Loss before Extraordinary Item	(624,896)	(57,654)	(2,666,997)	(162,417)	(4,705,020)

Extraordinary Item, Gain on Forgiveness of Tax debt	-	-	-	-	69,075

Net Loss	$(624,896)	$(57,654)	$(2,666,997)	$(162,417)	$(4,635,945)

Net Loss per share, Basic and Diluted	$(0.01)	NIL	$(0.07)	NIL

Weighted Average Number of Shares	43,354,667	37,020,250	39,404,322	36,872,583

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception of
			the Developmental
			Stage,
	For the nine months ended		December 21, 1995
	September 30,		Through
	2009	2008	September 30, 2009
Cash Flow from Operating Activities:
Net Loss	$(2,666,997)	$(162,417)	$(4,635,944)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on investments	-	-	6,844
Gain on forgiveness on tax debt	-	-	(69,075)
Stock issued for services	98,240	43,275	749,045
Non-cash interest expense	1,265,173	-	1,265,173
Change in derivative liability	915,682	-	915,682
(Increase) Decrease in:
Accounts receivable	-	-	95,841
Increase (Decrease) in:
Accrued expenses	160,224	31,406	475,234
Tax liabilities	10,932	10,932	(13,198)
Net Cash Used in Operating Activities	(216,746)	(76,804)	(1,210,398)

Cash Flow from Investing Activities
Other receivables	(31,600)	-	(31,600)
Purchase of investments	-	-	(30,180)
Proceeds from sale of investments	-	-	23,336
Net Cash Used In Investing Activities	(31,600)	-	(38,444)

Cash Flow from Financing Activities:
Bank overdraft	-	-	(2,587)
Proceeds from notes payable	-	10,000	223,586
Payments to note payable	(137,100)	-	(188,377)
Proceeds from convertible notes	882,000	-	882,000
Proceeds from notes payable to related parties	-	1,000	128,084
Payments to notes payable to related parties	(128,293)	-	(128,293)
Advances from officer	119,100	88,700	1,163,256
Repayment of advance from officer	(348,747)	(25,880)	(974,919)
Proceeds from issuance of common stock	-	-	25,000
Proceeds from common stock subscription	-	-	259,849
Net Cash Flow Provided by Financing Activities	386,960	73,820	1,387,599

Net Increase in Cash	138,614	(2,984)	138,757

Cash Balance at Beginning of Period	143	29	-

Cash Balance at End of Period	$138,757	$(2,955)	$138,757

Supplemental Disclosures of Cash Flow Information
Interest paid	$63,861	$17,955
Non-cash Activities:
Conversion of convertible notes to common stock	$770,000
Conversion of derivative liability into additional paid in capital	$1,541,430

See Notes to Interim Unaudited Financial Statements

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

The accompanying financial statements have been prepared on a going concern basis, which contemplated the June 30, 2009 financial statements, the Company did not generate any revenue, and has a net capital deficiency.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  For the nine months ended September 30, 2009, the Company funded its disbursements using loans from an officer and other notes.

Presentation of Interim Information The financial information at September 30, 2009 and for the three and nine months ended  September 30, 2009 and 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended September 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

The IRS portion of tax liabilities was payable in quarterly installments of $ 11,602, and the final payment was due in January 2002.  However, no payments have been made since April 2000.  As of September 30, 2009, and December 31, 2008 the Company owes $302,655 and $293,448 to the IRS, respectively.  The taxes owed to the IRS are delinquent and accruing interest at 9% per annum.

As of September 30, 2009 and December 31, 2008, the Company owes $5,455 and $5,455 to California Franchise Tax Board, respectively.  No payments have been made and the taxes owed to California Franchise Tax Board are delinquent. No interest is being accrued; however, a protection lien is being filed.

As of September 30, 2009 and December 31, 2008, the Company owes $46,489 and $45,019 to California State Board of Equalization, respectively.  No payments have been made and the taxes owed to California State Board of Equalization are delinquent and accruing an interest at 9% per annum.

NOTE 2 – TAX LIABILITIES (continued)

As of September 30, 2009 and December 31, 2008, the Company owes $8,040 and $7,785 to the County of Los Angeles, respectively.  No payments have been made and the taxes owed to the County of Los Angeles are delinquent and accruing an interest at 9% per annum.

NOTE 3 – SHORT TERM NOTE PAYABLE

The notes payable bear interest at 10% per annum and are due on demand.  As of September 30, 2009 and December 31, 2008, the balance was none and $137,100, respectively.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

During the nine months ended September 30, 2009, the Company paid $128,293 to minority shareholders.  The balance for the notes payable to related parties was $25,000 and $153,293 as of September 30, 2009 and December 31, 2008, respectively.  These notes bear interest at 10% to 12%, and are due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2009, the Company issued outstanding convertible notes bearing an annual interest rate of 8% and are convertible within six months from the date of each note.  The notes contain a convertible feature allowing the holder to convert all or a portion of the outstanding balance into the Company’s common stock.  Due to the moving conversion price of the Company’s convertible debt, it has bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” accounted for these conversion features as derivative instruments, and valued these conversion features using the Black-Scholes valuation model.  Based on the calculations per the valuation model the Company incurred a charge to interest expenses of $1,259,173 at the time of issuance, in the nine months ended September 30, 2009.  The Company also recorded an expense of $915,682 as change in derivative liability for the nine months ended September 30, 2009 due to an increase in the Company’s stock price at the end of the quarter ended September 30, 2009.

During the quarter ended September 30, 2009, the Company converted $764,000 convertible notes payable into 15,671,756 shares of common stock.

As of September 30, 2009 the amount of the convertible notes outstanding totaled $118,000, all of which is short-term convertible debt.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009, the Company issued 982,400 shares of common stock for management services, pursuant to the provisions of the Modified Plan of Reorganization approved by the U.S. Bankruptcy Court in 1997.  The stocks were valued $0.10 per share, or $98,240 of total.

During the quarter ended September 30, 2009, the Company filed, with the State of Delaware, “Certificate of Designation of Preferences, Rights and Limitations” for its Series A and B convertible preferred stock.  The Company has designated 1,000,000 and 3,300,000 of its authorized preferred stock shares into series A and B Convertible Preferred Stock, respectively.

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net Loss	$(624,896)	$(57,654)	$(2,666,997)	$(162,417)
Denominator:
Weighted Average Number of Shares	43,354,667	37,020,250	39,404,322	36,872,583

Net loss per share-Basic and Diluted	$(0.01)	NIL	$(0.07)	NIL

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, a related party purchased $10,000 of the Company’s convertible notes, which subsequently was converted into common stock in the third quarter ended September 30, 2009.

An officer of the Company advanced $119,100 to the Company during the nine months ended September 30, 2009.  The Company repaid the officer $348,747 during the nine months ended September 30, 2009.  These advances bear interest at 10% and have no maturity date.  The balance of advances was $86,105 and $315,752 at September 30, 2009 and December 31, 2008, respectively.

During the quarter ended June 30, 2002, the Company passed a resolution to pay rent, office and secretarial services to a stockholder of the Company at a rate of $500 per month.  These charges were retroactive to July 1997, subsequent to the date of approval of the reorganization plan by the Bankruptcy court.  As such, $4,500 was recorded as expense during the nine months period ended September 30, 2009 and 2008.

In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour.  Such compensation is made through issuance of common stock.  Management compensation amounted to $98,240 and $43,275 for the nine months ended September 30, 2009 and 2008, respectively (see note 6).

NOTE 9 – OTHER ACCRUED EXPENSES

Accrued expenses consist of:

	September 30, 2009	December 31, 2008
Accrued Professional Fees	$75,585	$60,455
Accrued Expenses	23,212	19,573
Payables to Consultant	200,000	-
Total	$298,797	$80,028

On June 26, 2009, the Board of Directors approved to issue 2,000,000 shares of common stock, valued at $0.10 per share or $200,000, to an outside consultant in consideration of services rendered to the Company.  As of September 30, 2009, the transaction was recorded as a liability since none of the shares were issued.

NOTE 10 – PENDING MERGER

On June 26, 2009, the Company entered into a share exchange agreement with Superior Filtration Products, LLC, a Florida company (“Superior”).  The share exchange agreement was completed on October 30, 2009.

As of September 30, 2009, the Company paid certain expenses on behalf of Superior.  The total expenses of $31,600 were included in other receivables.

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

Recent Developments

On June 26, 2009, we entered into an Exchange Agreement (the “Exchange Agreement”) with Superior Filtration Products, LC, a Florida limited liability Company (“Superior”), and the members of Superior (“Superior Members”). A copy of the Exchange Agreement was filed as an exhibit to a Form 8-K that was filed with the Securities and Exchange Commission (“SEC”) on June 30, 2009.  An amendment to the Exchange Agreement was effective on July 31, 2009, and a copy of such amendment was filed with the SEC under cover of a Form 8-K filed on August 5, 2009.

The Exchange Agreement and the acquisition agreed to therein, was closed (the “Closing”) on October 30, 2009 (the “Closing Date”).  A Form 8-K was filed on November 5, 2009 reporting the Closing and including business and financial information about Superior as well as pro forma information about the combined company.

At the Closing, we acquired all of the outstanding membership interests of Superior (“Superior Member Interests”) from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”).  Not earlier than December 1, 2009, the 1,000,000 shares of Series A Preferred Stock are convertible into 606,600,000 shares of our common stock.  Assuming that the shares of Series A Preferred Stock had been converted into our common stock on the Closing Date, the Superior Members would own approximately 88.04% of the total shares of Pacific common stock then issued and outstanding immediately following the Closing.

Simultaneously to the Closing, we completed the initial closing of a private cash offering (“Private Placement”) of shares of its Series B Preferred Stock in which a total of 665,000 Series B Preferred Shares have been sold to date raising gross proceeds of $665,000. The Series B Shares are convertible into 13,300,000 shares of the Company’s common stock.   A registered broker-dealer and a member of the Financial Industry Regulatory Authority (“FINRA”) was retained as the exclusive placement agent for the Private Placement and received a commission of $66,500 (ten (10%) percent of the gross proceeds) and an expense allowance of $5,000.  The placement agent was also issued two shares of our common stock for each one Series B Share sold in the Offering for a total of 1,330,000 shares of common stock issued to the placement agent as additional compensation.  Offering proceeds will be used for, among other things, professional fees, payment of our outstanding liabilities including $25,000 to Hyacinth Resources, LLC.  (Such $25,000 payment was a compromise of a $120,000 obligation by us to Hyacinth Resources, LLC.)

In connection with the acquisition of Superior, our three existing directors have remained as directors and two designees of Superior were appointed as additional directors.  Our pre-closing president, vice president and treasurer resigned as officers and a new CEO/President/Treasurer was appointed.  The pre-closing secretary remained as secretary of Pacific.

We intend to seek stockholder approval of a 1-for-20 reverse stock split and a proposal to increase the number of shares of capital authorized as soon as practical.  When that occurs, we anticipate that all of the shares of Series A Preferred Stock and Series B Preferred Stock will be converted into shares of common stock.  We anticipate that if the 1-for-20 reverse split is completed and all shares of preferred stock are converted into common stock, there will be a total of 34,450,185 shares of common stock issued and outstanding.

Mark A. Scharmann and David Knudson, officers and directors of Pacific, are members and affiliates of Sycamore Ventures, LLC, Series 1, a Utah limited liability company (“Sycamore”). Mr. Scharmann is the managing member of Sycamore. Sycamore has, and will, enter into various agreements with Superior which provide that Sycamore will attempt to assist Superior in the marketing of its filter and other products by referring potential customers to Superior. Such agreements have, and will, provide that Sycamore will be compensated by Superior with commissions for products actually purchased by customers who were referred to Superior by Sycamore and its members.  The commissions that may be payable by Superior to Sycamore will range from 5% to 10% of the net income from products sold by Superior to the customers referred by Sycamore and its members. The payment of such commissions will be solely for actual product sales and not attributed to the sale of any securities.  As members of Sycamore, Mr. Scharmann and Mr. Knudson will share in commissions actually paid to Sycamore by Superior.

Sycamore intends to assist Superior in its marketing efforts going forward. The relationship between Sycamore and Superior relating to commissions for product sales, may result in a conflict of interest for Mr. Scharmann and Mr. Knudson.

Other than as disclosed above, there were and are no material relationships between us, or our affiliates and Superior, other than as contemplated by the Exchange Agreement.

General

Due to the Exchange Agreement and Closing described above, the following information, describing the financial condition and business plan of Pacific at September 30, 2009, prior to the completion of the acquisition of Superior, is historical in nature and may have little or no bearing on the operations of the company going forward.  Reference is made to the Current Report on Form 8-K filed with the Commission on November 5, 2009, which includes business and financial information about Superior, and pro forma financial information about the post-Closing company and its future business plans.

Pacific Alliance Corporation (the “Company”) is a Delaware corporation which was inactive at September 30, 2009 and through the completion of the acquisition described above.  The Company was previously engaged in the business of distributing television programming.  On June 23, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL).  On May 28, 1997 (the “Confirmation Date”), the  United States Bankruptcy Court for the Central District of California Confirmed the Company’s Modified Plan of Reorganization (the “Plan”) and First Amended Disclosure Statement (the “Disclosure Statement”).  The Effective Date of the Plan was June 8, 1997.  On February 23, 2000, United States Bankruptcy Judge entered a “Final Decree Order Pursuant to Bankruptcy Code Section 350”, and thereby issued a final decree closing the bankruptcy case.  The claim by the Internal Revenue Service was not discharged by the Final Decree Order.

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

8.	The Company has prepared and filed periodic reports through the period ending September 30, 2009.

9.	Effective February 22, 2000 - the Bankruptcy Court entered an Order of Final Decree closing the Bankruptcy Case.

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

Results of Operations

We have not conducted any active operations since our Confirmation Date and generated no revenue during the reporting period ended September 30, 2009. We anticipate that we will not generate any revenues until we complete the transaction contemplated by the Exchange Agreement described above or acquire or merge with another company.

We had total expenses of $2,666,997 for the nine month period ended September 30, 2009 compared to $162,417 for the nine month period ended September 30, 2008, an increase of $2,504,580, a substantial increase due primarily to the recording of a large increase in interest expense related to the valuation of the conversion features of the convertible notes payable as a derivative instrument, the recording of changes in the valuation of the derivative liability, plus increases in compensation expense and professional fees.  In accordance with the modified joint plan or reorganization, management is compensated on an hourly basis at a rate of $75 per hour. Accordingly, our total compensation expense (stock issued for services) for the nine month period ended September 30, 2009 was $98,240 compared to $43,275 for the nine month period ended September 30, 2008, an increase of $54,965. Such compensation is paid through the issuance of common stock valued at $.10 per share based on the reorganization plan approved by the Bankruptcy court.

Our total interest expense was $1,291,957 for the nine month period ended September 30, 2009 compared to

$41,294 forthe nine month period ended September 30, 2008.  During the nine months ended September 30, 2009, we issued convertible notes bearing an annual interest rate of 8% and which are convertible within six months from the date of each note.  The notes contain a convertible feature allowing the holder to convert all or a portion of the outstanding balance into our common stock.  The accounting treatment is explained in Note 5 to the attached financial statements. Based on the restated calculations, we have recorded charges to interest expenses of $1,259,173 at the time of issuance, in the nine months ended September 30, 2009. We also recorded other expenses of $915,682 as change in derivative liability for the nine months ended September 30, 2009 due to an increase in the Company’s stock price at the end of the quarter ended September 30, 2009. As of September 30, 2009 the amount of the convertible notes outstanding totaled $118,000, all of which is short-term convertible debt.

Relating to total expenses, during the quarter ended June 30, 2002, we passed a resolution to pay rent, office and secretarial services to one of our stockholders at a rate of $500 per month.

Liquidity and Capital Resources

As of September 30, 2009, our total assets consisted of $170,357 in cash and receivables. We have limited cash and we are dependent upon loans and advances from our management and others to fund our operating expenses pending the completion of a merger or acquisition.  As of September 30, 2009, we had total liabilities of $1,529,755 of which $362,639 related to tax liabilities incurred prior to the Chapter 11 Plan of Reorganization. At September 30, 2009, a total of $229,105 of our liabilities related to funds borrowed by us from our management and others (not taking into account the derivative liability related to the convertible notes payable). This number represents a decrease of $377,040 since December 31, 2008.  One of our officers advanced $119,100 to us during the nine months ended September 30, 2009.  We repaid the officer $348,747 during the nine months ended September 30, 2009.  These advances bear interest at 10% and have no maturity date.  The balance of advances was $86,105 and $315,752 at September 30, 2009 and December 31, 2008, respectively.

 We have located an acquisition candidate and we anticipate that some or all our debt to management and others will be converted into additional shares of common stock.  Until the acquisition is completed, we intend to continue paying for various filing fees and professional fees relating to our reporting obligations and to fund the costs which may arise from seeking new business opportunities by borrowing funds from our management and others.

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

The auditors’ report included with our Annual Report on Form 10-K for the year ended December 31, 2008 contains a going concern qualification, which provides that our ability to continue as a going concern is dependent upon it raising additional capital.  We will continue to be an inactive company unless and until we complete the Exchange Agreement with Superior as described above

.

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

Stock-Based Compensation.  Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans.  SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended December 31, 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).  We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year ended December 31, 2006.  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At September 30, 2009, we have no such outstanding options or warrants, nor were there any such options or warrants granted during the nine month period then ended. Therefore we did not recognize any stock-based compensation expense under SFAS 123(R) for the reporting period.

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

Other Matters

The Company will not effect any merger unless it first obtains approval from its shareholders.  In connection with obtaining shareholder approval of a proposed merger, the Company will distribute an Information Statement which contains information about the proposed acquisition transaction.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2009 we issued 982,400 shares of our restricted common stock to our officers for management services as follows:

Recipient	Number of Shares	Attributed Value (1)
Mark A. Scharmann	409,850	$40,985
Dan Price	48,000	$4,800
David Knudson	524,550	$52,455

(1)The $.10 per share price for these services was established in the Bankruptcy Plan of Reorganization referred to in Part I, Item 2 of this report on Form 10-Q.

All of the foregoing shares of common stock issued were issued in reliance on the exemption from registration available under Section 4(2) of the Securities Act.

Subsequent to September 30, 2009, on October 30, 2009, we completed the initial closing of a private cash offering (“Private Placement”) of shares of its Series B Preferred Stock in which a total of 665,000 Series B Preferred Shares have been sold to date raising gross proceeds of $665,000. The Series B Shares are convertible into 13,300,000 shares of the Company’s common stock.   A registered broker-dealer and a member of the Financial Industry Regulatory Authority (“FINRA”) was retained as the exclusive placement agent for the Private Placement and received a commission of $66,500 (ten (10%) percent of the gross proceeds) and an expense allowance of $5,000.  The placement agent was also issued two shares of our common stock for each one Series B Share sold in the Offering for a total of 1,330,000 shares of common stock issued to the placement agent as additional compensation.  Offering proceeds will be used for, among other things, professional fees, payment of our outstanding liabilities including $25,000 to Hyacinth Resources, LLC.  (Such $25,000 payment was a compromise of a $120,000 obligation by us to Hyacinth Resources, LLC.)

In connection with the Private Placement, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were “accredited investors,” or other suitable investors. Transfer was restricted in accordance with the requirements of the Securities Act.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit 31	Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2009	PACIFIC ALLIANCE CORPORATION

By /s/ Steven Clark
President/Principal Executive and Financial Officer