Form 10-K
period 2009-12-31
PACIFIC ALLIANCE CORP
filed 2010-04-15
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number   000-51777

PACIFIC ALLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0445849 (I.R.S. Employer Identification No.)
986 West 2nd Street Building 12-A, Bay 6 Ogden, UT 84404 801-621-5200 (Address of principal executive office and telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of class

Common Stock

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

On April 9, 2010, 3,882,267 shares of common stock of the Registrant were outstanding, with an additional 1,000,000 shares of Preferred A stock outstanding, convertible into 30,330,000 shares of common stock, and 2,952,548 shares of Preferred B stock outstanding, convertible into 2,952,548 shares of common stock.  The market value of the fully diluted common stock held by non-affiliates was $30,569,775 (based upon the closing price of $5.00 per share of common stock as quoted on the NASDAQ Over-The-Counter Bulletin Board at January 5, 2010, the last trade date).

Documents Incorporated by Reference: None

PACIFIC ALLIANCE CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

		Page
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	13
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	RESERVED	14
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15
ITEM 6.	SELECTED FINANCIAL DATA	17
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PACIFIC ALLIANCE CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part I. Item 1A. Risk Factors" and elsewhere in this report.

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

PART I

ITEM 1.  BUSINESS

General

On June 26, 2009, Pacific Alliance Corporation, a Delaware corporation “Pacific” or the “Company”), entered into an Exchange Agreement (the “Exchange Agreement”) with Superior Filtration Products, LC, a Florida limited liability Company (“Superior”),  and the members of Superior  (“Superior Members”). The Exchange Agreement and the acquisition agreed to therein, was closed (the “Closing”) on October 30, 2009 (the “Closing Date”).  At the Closing, Pacific acquired all of the outstanding membership interests of Superior (“Superior Member Interests”) from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 606,600,000 shares of the Company’s common stock.  Upon conversion, a change of control was effected with the Superior Members owning approximately 88.04% of the total shares of Pacific common stock then issued and outstanding immediately following the Closing.

In connection with the acquisition of Superior, the three existing directors of Pacific remained as directors and two designees of Superior were appointed as additional directors.  The pre-closing president, vice president and treasurer of Pacific resigned as officers of Pacific and a new CEO/President/Treasurer, Steven Clark, was appointed.  The pre-closing secretary of Pacific, David Knudson, remained as secretary of Pacific. Effective on the Closing Date, pursuant to the Exchange Agreement, Superior became a wholly-owned subsidiary of Pacific. The acquisition (“Acquisition”) of Superior is treated as a reverse acquisition for accounting purposes, and the business of Superior became the business of Pacific as a result of the Exchange.

Pacific Alliance is a Delaware corporation which, prior to the Acquisition of Superior was an inactive shell corporation. We were previously engaged in the business of distributing television programming. On June 23, 1995, we filed for protection under Chapter 11 of the United States Bankruptcy Code.  We emerged from bankruptcy June 8, 1997.  At the time of the Closing, we were a shell corporation and our business plan was to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets, which we refer to as a “Business Combination.”  On June 26, 2009, we entered into an Exchange Agreement with the Superior Members and on October 30, 2009 we closed the Acquisition contemplated by such Exchange Agreement.  Additional details about Pacific Alliance’s pre-Closing business plan is included in Pacific’s Form 10-K for the year ended December 31, 2008 which is available at http://www.sec.gov. The description of business that follows in this Report is a description of the business of Superior.

Overview

Superior was formed in October 2007 and occupied its lease space in Ogden, Utah on December 6, 2007. From January to September 2008, the plant and equipment were placed in service but Superior did not commence operations until October of 2008.  Superior designs, manufactures and markets a broad range of air filtration products, air filters holding frames and air filter housings including (i) high-end High Efficiency Particulate Air (HEPA) filters, with at least 99.97% efficiency, and Absolute Isolation Barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes: (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by Minimum Efficiency Reporting Value (MERV) ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters with efficiency ratings at 35% for standard residential and commercial furnace and air conditioning applications.

As a manufacturer of commercial, industrial, and residential air filters, housing and frames, we make a wide variety of products for removing and controlling airborne particulates and gaseous contaminants.  We also design and manufacture some of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products.

Because the need for clean air is universal, we design air filter products for use in all types of air filtration systems, regardless of the original manufacturer.  The scope of the application is unlimited and ranges from ultra-clean air for semiconductor facilities and pharmaceutical manufacturing, preventing the spread of infection in hospitals, to removing odors and harmful gases in occupied spaces.

Our air filtration products are utilized by many industries, including those associated with commercial and residential heating and ventilation and air conditioning systems ("HVAC" systems), semiconductor manufacturing, ultra-pure materials, food processing, biotechnology, pharmaceuticals, oil and gas, synthetics, nuclear power and nuclear materials processing.

Currently, our revenues primarily are derived from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters. Our primary focus has been on high-technology companies in the semiconductor, hospitality, good processing, pharmaceutical and nuclear industries.  The filtration systems are the key element in a semiconductor fabrication facility, and most of the advances in air filtration technology in recent years have been driven by the demand from semiconductor manufacturers to have increasingly efficient and dependable filters for their manufacturing facilities.

We have also concentrated on general commercial-grade products, including pre-filters, housings, and replacement filters for standard commercial and industrial HVAC systems. Since we commenced operations, we have experienced positive acceptance from the commercial and industrial air filter markets.  We believe our design and packaging advantages create significant savings to the distributors.  We anticipate that demand for our products will increase as we pursue new markets.

Industry

We are in the business of retail residential and commercial/industrial air filter frame and housing manufacturing for the clean air industry.  Our principal business is the manufacture of custom made high efficiency air filters, filtration systems, and housings which are used primarily in ultra clean manufacturing environments (clean rooms) in systems designed for the containment of airborne hazards. We sell our products both domestically and internationally and we are a vertically integrated company with a filter assembly plant, metal working facility and die cutting equipment.  Air filtration products are critical to many high technology industries, including semi conductors, ultra pure material handling, bio-technology, pharmaceutical production, synthetics manufacturing, and the containment of airborne radioactive particles in nuclear facilities.

The air filtration market is mature, with market growth driven by a gradual trend toward higher efficiency filters for residential, commercial and industrial applications.  Our management believes that health concerns will accelerate this trend over the next five years as commercial buildings in large U.S. cities upgrade their ventilation systems to install more efficient filters trying to achieve LEED certification. Other growth drivers include an increasing propensity towards using higher-performance filters in commercial and residential spaces instead of current low-efficiency models, and the use of HEPA filters in new applications.

We believe the forces driving the air filtration market are evolving, beginning in the past decade and continuing for the next several years, from preserving machinery and equipment to maintaining and or facilitating indoor air quality. In addition, we expect many technology industries to increase their reliance on air filters to remove microscopic and gaseous contaminants from sensitive manufacturing processes associated with semiconductor manufacturing, pharmaceutical production, ultra-pure materials manufacturing, nuclear power and materials processing, and biotechnology. Companies are devoting resources to air filtration products to enhance process efficiency and employee productivity.

Air filters are used in many different applications, including the following:

•

Commercial and Residential HVAC Systems. Replacement filters are an essential requirement for the efficient operation of commercial and residential HVAC systems.

•

Residential air cleaners. Stand-alone air cleaners which produce ultra-clean air in a defined area are also gaining in popularity among allergy sufferers and asthmatics, although follow-up sales of replacement filtration cartridges have been limited.

•

General Industrial. Air filters are used in standard industrial settings to provide cleaner work environments; for example, auto makers use air filtration systems to remove “oil mist” contaminants from the air in their plants and industrial paint booth users utilize air filtration to remove paint particles from the air.

•

Semiconductors. HEPA and carbon filters are necessary to meet the increasingly stringent manufacturing environment requirements of semiconductor manufacturers, where microscopic airborne contaminants can ruin microchips during production, having a large impact on manufacturing yield and profitability. Carbon filters are also being increasingly used to filter gaseous contaminants from semiconductor manufacturing areas.

•

Pharmaceuticals. Pharmaceutical companies are increasingly using cleanrooms to prevent cross-contamination between different products and different lots of the same product being manufactured at the same facility. The increasing use of cultured microbes for drug production is also expected to increase demand for high-end containment environments.

•

Biotechnology. Containment systems for the manipulation of viruses and bacteria using genetic engineering techniques are critical to the biotechnology industry.

•

Nuclear Power and Materials Processing. Filtration systems are necessary to radioactive containment procedures for all nuclear facilities, containment systems are necessary to provide shielding.

•

Chemical, Biological and Radiological Safe Environments. Filtration systems are necessary to provide a safe environment for those working in sensitive areas that may be subject to exposure to such substances.

Products

We offer a broad line of air filtration products and related equipment and hardware.  These products are marketed through both retail and independent distributor networks to the end users.  We maintain separate product literature and product lines for each major market segment, however the basic underlying technology for the individual segment's products remain consistent throughout all product lines. Information about our products is set forth below.

HEPA Filters – ULPA Ultra Low. A HEPA (High Efficiency Particle Arresting) filter can remove the majority of harmful particles, including mold spores, dust, dust mites, pet dander and other irritating allergens from the air. Along with other methods to reduce allergens, such as frequent dusting, the use of a HEPA filtration system can be a helpful aid in controlling the amount of allergens circulating in the air. HEPA filters can be found in most air purifiers, which are usually small and portable. HEPA filters and products containing them, such as home air purifiers and upright vacuum cleaners, have only been available to the public for the last decade or so. HEPA or "High Efficiency Particle Arrestor", as the letters stand for, is known for its outstanding performance in removing harmful micro-organisms from the air that we breathe. When this type of filter is used on an air purifying system, it can successfully trap up to 99.99% of every ten thousand particles that are floating around in the air. These particles can be about anything from bacteria, germs, viruses, dust, pet dander, pollen, mold, smoke, dust mites, et cetera.

The difference between a HEPA filter and any other filter is that it is made of thin fibers of glass. The fibers are formed into a thick paper - like material that is pleated. This means that a HEPA filter has a great amount of glass - paper in it. As the particles in the untreated air try to pass through the thick surface, they cannot, and they instead tend to adhere to it. Thus, the air that leaves this type of air purifying system is cleansed and almost totally free from contaminants.

A HEPA filter must have a minimum efficiency of 99.97% in capturing particles as small as 0.1 microns (a micron is one-millionth of a meter).

HEPA Filters and Equipment for Clean Room Applications.  Superior sells laminar flow grade filters and equipment to clean room contractors, as well as directly to end users, through its network of distributors.  Air Filtration is a significant component of clean room technology.  Clean Room cleanliness is measured by determining the number of particles of a given size per cubic foot of air, called the "Class" of the room; e.g.' a typical office environment might be rated Class 500,000, if the air contains 500,000 or fewer microscopic particulates per cubic foot; a modern semiconductor manufacturing facility will be rated Class 1, having at most one particle in any cubic foot of air.  Clean room performance is, in part, determined by the number of filters in the room, and the grade of filter.

We manufacturer laminar flow grade filters using state-of-the-art technological designs, with highest quality media available.  These filters are used in clean rooms for semiconductor manufacturing, biotechnology facilities, pharmaceutical manufacturing, research and development facilities, and other specialty areas where an ultra-clean environment is necessary to maintain profitable yields.

Industrial Grade Products. Our industrial grade products are used in various applications, including hospital and bio-medical ventilation systems, photoproduct processes, food handling or processing operations, toxic or carcinogenic containment, and as high-efficiency pre-filters for the terminal filter units in clean room’s using localized laminar flow hoods above workstations.

Nuclear Bio Chemical Grade - HEPA Filters and Equipment for Containment HVAC Systems. We provide air cleaning systems that handle toxic, hazardous, and radioactive gas streams. We provide HEPA filtration systems that remove contaminants so that discharge can be safely used or blended into the atmosphere. Bag In/Bag Out systems are also available. Our products meet all of the required US government and industry codes, specifications, and qualifications.

Carbon Filters. We use carbon impinged media which captures and adsorbs both odors and chemicals.

Pleated air filters are among the top performers in the heating, ventilation and air conditioning industry.  Pleated air filters are one of the most popular types of filter available in the heating, ventilation and air conditioning industry. These filters offer a very wide variety of characteristics and are available over a wide range of efficiencies, media types and frame types. Some have electrostatic characteristics and others have tribo electrostatic that help with odor control. They are the industry standard for contractors because of their durability, availability, cost and effectiveness.  The pleated design:

•

Reduces Face Loading (dust is trapped on the surface of the filter material instead of throughout the depth of the material as in media type air filters).

•

Increases efficiency and therefore allows for better air flow and less restriction.

•

Folding the filter material into pleats increases the surface area of the filter and extends its useful life.

•

Pleated air filter efficiencies vary greatly. Some have electrostatic characteristics.  Ours have a tribo electrostatic charge which is inherent in the media, and therefore do not fade over time.

•

Some pleated filters are made with carbon or charcoal fiber impingement - These carbon impinged materials have the ability to absorb odor causing contaminants.  Our carbon filter uses MERV 12 filtration media.

Residential and Commercial HVAC Filters.  We offer a broad line of residential and commercial HVAC filters including: The ULTIMATE Carbon filter, the ULTIMATE in Odor Control filter, the ULTIMATE in Allergen Protection, the ULTIMATE in Household Filtration, and the ULTIMATE in Flat Panel Air Filter.

Green Products. We also offer a green product, which serves as a Go Green Initiative, and demonstrates our commitment to environmental responsibility.  Our high-efficiency pleated materials rated MERV 4 thru MERV 13 and above are products that contribute to the achievement of green initiative.  The MERV 4 product is a durable, long-life air filter is made with 100% recycled plastic bottles, cleanable media that does not support microbial growth. Designed to be cleaned with a vacuum and soft brush attachment it has a very low pressure-drop (resistance to airflow), providing optimum air flow as well as maximizing energy efficiency and savings.

ASHRAE Grade-Commercial Grade and ASHRAE-Rated Filters. We manufacture ASHRAE-Rated filters for commercial HVAC systems.  These filters are primarily sold as replacement and commodity filters.  Our ASHRAE products include: Supercell, Supercell2, Rigid, Dynaflo V8, Super-G, Super-G Extreme, Super-G Ultimate.

Chemical Grade Products. We offer a broad line of products and services to control odors, corrosive gases and airborne hazardous chemicals.  A wide variety of industrial and commercial applications use this technology, ranging from the semiconductor industry to removing industry volatile organic compounds.

Barrier Isolators – Controlled Environments for Critical Processes. We manufacturer Barrier Isolators – stand alone workstations designed for material requiring ultra-clean processing in an enclosure designed for bio-contamination.

Manufacturing

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at our Utah facilities.  In addition, we design and manufacture most of our production equipment.

Source and Availability of Raw Materials

Our principal raw materials are cardboard, micro glass fibers and synthetic fibers, sheet metal, extruded aluminum, stainless steel, various grades of mild rolled steel, adhesives, resins and wood. All of these raw materials are readily available in sufficient quantities from many suppliers.

Customers

We did not commence active operations until the last quarter of calendar year 2008.  We are not dependent upon any single customer.  Our largest customers for the fiscal years ended December 31, 2009 are as follows:

Customer	Percent
Air Filter Sales and Service	40%
Roto Aire Filter Sales & Service	17%

We sell air filtration systems to some of the world's major semiconductor manufacturers, both directly and through HVAC and clean room specialty contractors.  We sell filtration systems for production and research facilities in the pharmaceutical industry.  The requirements for pharmaceutical clean rooms differ from those of semiconductor manufacturers, with increased emphasis on the control and removal of volatile organic compounds with a decreased emphasis on particle concentrations.

Competition

The air filtration market is fragmented and highly competitive. There are many companies which compete in our market areas. We believe that the principal competitive factors in the air filtration business include product performance, name recognition, price, product knowledge, reputation, customized design, timely delivery and product maintenance. Quality and product availability are key to success is this industry.  We believe that we compete favorably in all of these categories and that, despite our relative recent formation, we are already beginning to be recognized for quality products, expertise in the filtration industry, and innovative products for the air filtration industry.  However, competitors include companies with resources, assets, financial strength and market share which may be greater than ours. Major competitors include American Air Filter International, Camfil Farr Company, Donaldson Company, Inc., 3M, Flanders and Clarcor Inc. and regional firms like Filtration Group, and small local shops.

Research and Development

We develop products on our own and in consultation or partnership with our customers. Our technical lines test product components and completed products to insure high quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and packaging products for particular uses. Product development engineers are concerned with the improvement and creation of new filters and filtration media, filtration and containment systems, containers and packaging products in order to increase their performance characteristics, broaden their respective uses, counteract obsolescence and evaluate other products available in the marketplace.

Our research and development is currently focused in the following areas:

Automated equipment design, to increase the efficiency and profitability of production lines used for mass production of off-the-shelf filters.

Alternative filtration media types, including evaluation of new synthetic and glass media products, which might either increase efficiency, reduce energy consumption and/or decrease media costs;

Application development, where new methods and products are developed from existing technologies,

Superior’s new low profile format (radial pleats) facilitating a nested or stackable format is an example of this.

In fiscal 2009, we employed approximately 4 employees on either a full-time or part-time basis working directly or indirectly on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period we spent approximately $277,000 on research and development.

Intellectual Property

We are currently developing new filtration technology and fabrication methods.  We have developed new pleating technology and increases filter efficiency with a lower profile pleat.  We also intend, subject to available funds among other factors, to pursue not only the development of additional Intellectual Properties but also its proactive acquisition when we identify opportunities to strengthen our proprietary position.

Employees

We employed 57 full-time employees on December 31, 2009; 52 in manufacturing, two in development and technical staff, one in sales and marketing, and the remaining two in support staff and administration. We consider our employee relations to be good.

Government Regulation

Our operations are in material compliance with applicable environmental laws and regulations.  Risks of significant costs and liabilities are inherent in manufacturing operations, and we cannot assure that significant costs and liabilities will not be incurred.  Moreover, it is possible that other developments, such an increasingly strict environmental laws and regulations and enforcement policies, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We currently believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

We are also subject to the requirements of OSHA and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures. In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards such as those described above. Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have future material adverse effect on our financial position, results of operations or cash flows.

Seasonality

Although we have less than two years of operating history, we do not anticipate that our business will be seasonal.  Demand for our general commercial and industrial products can be highly influenced by the weather, with higher sales generally associated with extremes of either hot or cold weather.  Lower sales are generally associated with temperate weather. Because of weather-related demand fluctuations in quarter-to-quarter performance may not be a good predictor of future results.

ITEM 1A. RISK FACTORS

We are a development stage company with no operating history during the last 10 years and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have been an inactive shell corporation for more than ten years. During that period we have generated no revenues, completed no business combinations and have had no active trading in our securities. We have commenced business operations as a result of the Acquisition of Superior. Superior has been operating for less than 2 years. Therefore, because we cannot demonstrate a long history of meeting operational challenges, any investment in our company may be deemed to be especially risky

Our internal control over financial reporting may have weaknesses or inadequacies that may be material.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. As a result of our acquisition of Superior, ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at December 31, 2009 and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting, which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting, which may cause the value of our common stock to decrease.

The assets and current operations of Superior do not support the agreed-upon valuation of Superior and there can be no assurance that Superior’s operations will ever have a value equal to the agreed upon valuation.

We did not retain an appraiser, valuation expert or an investment banker in connection with our agreement to issue shares of our Series A Preferred Stock to the Superior Members.  We arbitrarily agreed with Superior as to the number of Series A Shares, and the number of shares of common stock into which such Series A Shares may be converted, which would be issued to the Superior Members.  Based upon the Offering price of the Series B Shares and the percentage of ownership of the Company by the Series B shareholders, Superior has an arbitrarily established valuation of more than $30,000,000.  There can be no assurance that this valuation is accurate or even close to an actual valuation.  There is no assurance that the Superior business is worth this amount.  If the Superior valuation is excessive, it would adversely affect market prices, institutional investors’ interest in the Company, the interest of the brokerage community and the value of your investment in the Company.

Superior is not currently profitable and may never become profitable.

Sales for the year ended December 31, 2009 were $2,951,319 compared to sales of $ $667,581 for the year end December 31, 2008.   Net loss from operations for the year ended December 32, 2009 was $109,356 compared to a net loss from operations for the year ended year ended December 31, 2008 of  $373,477.  As Superior increases its marketing efforts and production capability it may incur additional operating losses for the foreseeable future and may never achieve or maintain profitability.  Superior may experience negative cash flow for the foreseeable future as it funds its operating losses and capital expenditures. As a result, Superior will need to generate significant revenues in order to achieve and maintain profitability.  Superior may not be able to generate significant increased revenues or achieve profitability in the future. The failure to achieve or maintain profitability could negatively impact the value of Pacific common stock and investors would in all likelihood lose all or a portion of their investment. If Superior is not able to generate revenues sufficient to fund its operations through product sales or if it is not able to raise sufficient funds through investments by third parties, it could result in its inability to continue as a going concern and, as a result, our investors would lose their entire investment.

Failure to manage future growth could adversely impact our business due to the strain on our management, financial and other resources.

In order for us to operate profitably, we need to significantly expand our operations.  If our business does expand in the future, the additional growth will place burdens on management to manage such growth while maintaining profitability. Our ability to compete effectively and manage future growth depends on our ability to:

•

recruit, train and manage our work force, particularly in the areas of corporate management, accounting, research and development and operations,

•

manage production and inventory levels to meet product demand,

•

manage and improve production quality,

•

expand both the range of customers and the geographic scope of our customer base, and

•

improve financial and management controls, reporting systems and procedures.

Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Failure to adequately ramp-up production capacity to meet demand could adversely impact our business due to strain on financial resources.

If our operations expand and if the demand for our products substantially increases, any delays in the receipt of raw materials from our suppliers or delays in the increase of our production of products could also adversely impact our ability to expand our operations, as well as impair relationships with our current customers. Such delays could harm our revenue prospects.

Our business may suffer if our competitive strategy is not successful.

Our success depends on our ability to compete in an industry that is highly competitive. This competition may increase as new competitors enter the market. Many of our competitors have longer operating histories and greater financial, marketing and other resources than we do. Competitors may introduce new products or enhancements to products that could cause a decline in sales or loss of market acceptance of our existing products. Under our current competitive strategy, we will endeavor to remain competitive by:

•

increasing our market share,

•

expanding our market through the introduction of new products which require periodic replacement, and

•

improving our operating efficiencies.

Although our executive management team continues to review and monitor our strategic plans, we do not know if we will be able to follow our current strategy or that this strategy will be successful.

Our business may suffer if our strategy to increase the size and customer base of the air filtration market is unsuccessful.

We are developing new products as part of our strategy to increase the size and customer base of the air filtration market.  We must be able to recoup the expenditures associated with the development of these products. To succeed in this area we must:

•

increase public awareness of the issues surrounding indoor air quality,

•

adequately address the unknown requirements of the potential customer base,

•

develop new products that are competitive in terms of price, performance and quality, and

•

avoid significant increases in current expenditure levels in development, marketing and consumer education.

We do not know if any new products we develop will gain acceptance in the marketplace, or that these products will be successful.

We may experience critical equipment failure which could have a material adverse effect on our business.

If we experience extended periods of downtime due to the malfunction or failure of our automated production equipment, our business, financial condition and operations may suffer. We design and manufacture much of the automated production equipment used in our facilities. We also use other technologically advanced equipment for which manufacturers may have limited production capability or service experience. If we are unable to quickly repair our equipment or quickly obtain new equipment or parts from outside manufacturers, we could experience extended periods of downtime in the event of malfunction or equipment failure.

Our ability to compete and grow is dependent on access to adequate supplies of labor, equipment, parts and components.

Our ability to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. Failure of suppliers to deliver such skilled labor, equipment, parts and components at a reasonable cost and in a timely manner would be detrimental to our ability to compete and grow. We do not know if we will be successful in maintaining the required supply of skilled labor, equipment and components. It is possible that the final costs of the major equipment contemplated by our capital expenditure program may be greater than the funds available to us, in which case we may curtail, or extend the timeframes for completing,  our capital expenditure plans. This could have a material adverse effect on our financial results.

Our success also depends on our ability to attract highly qualified engineering, manufacturing, and technical sales and support personnel for its operations. Competition for such personnel, particularly qualified engineers, is intense, and we may not be successful in attracting or retaining such personnel. Our failure to attract or retain such persons could have a material adverse effect on our business, financial condition and results of operations.

Our current distribution channels may be unavailable if our manufacturers’ representatives decide to work primarily with one of its competitors.

We provide our manufacturers’ representatives with the ability to offer a full product line of air filtration products to existing and new customers. Some of our competitors offer similar arrangements. We do not have exclusive relationships with all of our representatives. Consequently, if representatives decide to work primarily with one of our competitors, current distribution channels and hence, our sales, could be significantly reduced.

Management controls a significant percentage of our stock.

Our officers and directors, and their affiliates, own, as a group own more than 85% of our total outstanding voting rights. As a result, such stockholders effectively control or significantly influence all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated stockholders.

Our business can be significantly affected by environmental laws.

The constantly changing body of environmental laws and regulations may significantly influence our business and products. These laws and regulations require that various environmental standards be met and impose liability for the failure to comply with such standards. While we endeavor at each of our facilities to assure compliance with environmental laws and regulations, and are currently not aware of any ongoing issues of this nature, we cannot be certain that our operations or activities, or historical operations by others at our locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on our business. We may, in the future, purchase or lease properties with unresolved potential violations of federal or state environmental regulations. We will not proceed with leasing and/or purchase of a building without obtaining sufficient indemnification to mitigate the impact of the issues without recognizing significant expenses associated with litigation and cleanup. However, purchasing or leasing these properties requires us to weigh the cost of resolving these issues and the likelihood of litigation against the potential economic and business benefits of the transaction. If Superior fails to correctly identify, resolve and obtain indemnification against these risks, they could have a material adverse impact on our financial position.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Steven Clark, our Chief Executive Officer, President and Treasurer. We do not know if we will be able to retain the services of such officers and employees.  Our failure to retain the services of our key personnel could have a material adverse effect on our operations.   In order to support our projected growth, it will be required to effectively recruit, hire, train and retain additional qualified management personnel.   We have no “key man” insurance on any of our key employees. Our inability to attract and retain the necessary personnel could have a material adverse effect on our future prospects.

There is not now, and there may not ever be an active market for shares of our common stock.

Trading of our common stock is conducted on the “OTCBB”.  In general, there has been very little trading activity in shares of our common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Our common stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

    In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the common stock and could limit an investor’s ability to sell the common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future.  Any return on investment may be limited to the value of the Common Stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, the common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Stockholders may have difficulty trading and obtaining quotations for our common stock.

Our common stock trades on a limited basis, and the bid and asked prices for our common stock on the Over-the-Counter Bulletin Board may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

Dramatic fluctuations in the price of our common stock may make it difficult to sell our common stock. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control.  Such factors include:

•

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•

variations in our quarterly operating results;

•

announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•

the general economic slowdown;

•

sales of large blocks of our common stock by stockholders;

•

announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•

fluctuations in stock market prices and volumes;

These and other factors, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our amended and restated certificate of incorporation grants our board of directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.  Our preferred stock may be designated into series pursuant to authority granted by our certificate of incorporation, and on approval from our board of directors. The board of directors, without any action by our stockholders,  may designate and issue shares in such classes or series as the board of directors deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our Series B Shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to our Series B Shares. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute the Pacific Alliance’s book value per share.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

 As a public reporting company, we are subject to Sarbanes- Oxley and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with Sarbanes-Oxley, of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to our stockholders, and other legal, audit and internal resource costs attendant with being a public reporting company will cause our expenses to be higher than if we were privately held.

Compliance with corporate governance laws may negatively impact our operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for public companies. We are required to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If we are unable to successfully manage compliance activities, our operating results may suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Pacific’s offices are located at 986 West 2nd Street, Building 12-A, Bay 6, Ogden, UT 84404, and its telephone number at such address is 801-621-5200, the office, address and telephone number of our subsidiary, Superior.

As a result of our acquisition of Superior, our facilities will consist of the facilities of Superior, our operating subsidiary.  The following table lists our principal facilities all of which are leased from non-affiliated lessors. Management believes that these properties are adequate for our current operational needs. We may, at some point, relocate, reorganize or consolidate various facilities for reasons of operating efficiencies or may open new plants to take advantage of perceived new economic opportunities. We are of the opinion that all properties are well maintained and appropriately insured.

Location	Approximate Space	Monthly Payment
Ogden Utah	35,000 sq. ft.	$7,125
Albuquerque, NM	4,000 sq. ft.	$2,083
Denver, CO	9,500 sq. ft.	$2,168

Superior’s executive offices are located at 986 West 2nd Street, Building 12-A, Bay 6, Ogden, UT 84404, and its telephone number at such address is 801-621-5200. The lease expires April 30, 2011 and the monthly rate remains the same for the balance of the term.

The New Mexico facility lease expires March 31, 2012, and the monthly the rate increases to $2,125 April 1, 2010 and to $2,168 on April 1, 2011.

The Colorado facility lease expires on June 30, 2012, and the monthly rated increases to $2,389 on July 1, 2010 and to $2,468 on July 1, 2011.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2009, we were not involved in any legal proceedings.

ITEM 4. RESERVED

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

Fiscal year ended December 31,	High	Low

2009
Fourth Quarter	$0.30	$0.18
Third Quarter	$0.30	$0.06
Second Quarter	$0.13	$0.05
First Quarter	$0.15	$0.05

2008
Fourth Quarter	$0.20	$0.07
Third Quarter	$0.10	$0.10
Second Quarter	$0.10	$0.06
First Quarter	$0.06	$0.03

2007
Fourth Quarter	$0.07	$0.03
Third Quarter	$0.09	$0.09
Second Quarter	$na*	$na*
First Quarter	$0.09	$0.07

*No trading activity during period.

Effective December 23, 2009, our outstanding shares were subject to a 20 for 1 reverse split. There has been virtually no activity in our common stock since that date.  The prices in the above table reflect pre-split prices.

The closing price of our common stock on the OTCBB on April 9, 2010 was $5.00 per share.  As of April 9, 2010, there were approximately 199 holders of record of our common stock and  3,882,267 shares of common stock outstanding based on information provided by our transfer agent, Fidelity Transfer Company, 8915 S. 700 E. Suite 102, Sandy  UT  84070.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2009, we did not purchase any of our own equity securities.

Shares Issued to Officers and Directors in Unregistered Transactions in 2009, 2008 and 2007

We issued shares of our common stock periodically to our officers and directors in unregistered transactions during 2009, 2008 and 2007. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

Issued To	Number of Shares	Date	Consideration
Mark A. Scharmann	447,350	11/9/2009	Compensation valued at $44,735
Mark A. Scharmann	1,000,000	11/9/2009	Conversion of debt totaling $50,000
Mark A. Scharmann	3,000,000	11/9/2009	Issued per Bankruptcy Plan on completion of Business Combination
Dan Price	55,500	11/9/2009	Compensation valued at $5,550
Dan Price	66,000	11/9/2009	Issued per Bankruptcy Plan on completion of Business Combination
David Knudson	596,550	11/9/2009	Compensation valued at $59,655
David Knudson	3,000,000	11/9/2009	Issued per Bankruptcy Plan on completion of Business Combination
Mark A. Scharmann	97,500	3/31/08	Compensation valued at $9,750
Dan Price	7,500	3/31/08	Compensation valued at $750
David Knudson	61,500	3/31/08	Compensation valued at $6,150
Mark A. Scharmann	82,500	6/30/08	Compensation valued at $8,250
Dan Price	4,500	6/30/08	Compensation valued at $450
David Knudson	67,500	6/30/08	Compensation valued at $6,750
Mark A. Scharmann	54,000	9/30/08	Compensation valued at $5,400
David Knudson	57,750	9/30/08	Compensation valued at $5,775
Mark A. Scharmann	87,750	12/31/08	Compensation valued at $8,775
Dan Price	5,250	12/31/08	Compensation valued at $525
David Knudson	62,700	12/31/08	Compensation valued at $6,270
Mark A. Scharmann	22,500	3/31/07	Compensation valued at $2,250
David Knudson	41,100	3/31/07	Compensation valued at $4,110
Mark A. Scharmann	25,500	6/30/07	Compensation valued at $2,550
Dan Price	95,250	6/30/07	Compensation valued at $9,525
David Knudson	6,000	6/30/07	Compensation valued at $600
Mark A. Scharmann	28,500	9/30/07	Compensation valued at $2,850
David Knudson	47,700	9/30/07	Compensation valued at $4,770
Mark A. Scharmann	115,500	12/31/07	Compensation valued at $11,550
Dan Price	174,000	12/31/07	Compensation valued at $17,400
David Knudson	22,500	12/31/07	Compensation valued at $2,250

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risks

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Part I. Item 1A. Risk Factors" as well as those discussed elsewhere in this report.  The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•

effectively competing in the air filtration products industry;

•

potential ability to obtain additional financing to fund our business plan;

•

our ability to generate revenues to enable us to operate at a profit.

Note on Results of Operations

We are a Delaware corporation which, prior to the acquisition of Superior, was an inactive shell corporation. At the time of the acquisition, we were a shell corporation and our business plan was to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets.  On June 26, 2009, we entered into an Exchange Agreement with the Superior Members and on October 30, 2009, we closed the acquisition.  Additional details about Pacific Alliance’s pre-Closing business plan is included in Pacific’s Form 10-K for the year ended December 31, 2008 which is available at http://www.sec.gov. The discussion below in Results of Operations and Liquidity and Capital Resources reflects the combined post-acquisition company.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues resulting in net losses in fiscal years ended December 31, 2009 and 2008. In each of these periods, our operating expenses consisted primarily of the following:

•

Cost of sales, which consists primarily of raw materials, components and production of our products, including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with the production of our products;

•

Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees;

•

Research and development expenses, which consist primarily of equipment and materials used in the development of our technologies;

•

Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our revenues and cash flows. These key performance indicators include:

•

Sales revenue, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

•

Gross profit, which is an indicator of both competitive pricing pressures and the cost of sales of our products;

•

Growth in our customer base, which is an indicator of the success of our sales efforts; and

•

Distribution of revenue across our products offered.

The following summary table presents a comparison of our results of operations for the fiscal years ended December 31, 2008 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	2008	2009
Net revenues	$667,581	$2,951,853
Cost of revenues	965,419	2,508,384
Gross profit (loss)	(297,838)	443,469
Selling, general, and administrative expenses	75,639	463,355
Research and development expenses	225,000	175,000
Depreciation and amortization expenses	54,310	80,529
Other income (expense)	-	(89,470)
Net loss	(373,477)	(109,356

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenues. Sales for the year ended December 31, 2009 were $2,951,319 compared to sales of $667,581 for the year ended December 31, 2008. Sales increased 442 percent over the prior year due to more as more filter lines were being place in operation.

Cost of Revenues. Cost of Revenue for the year ended December 31, 2009 were $2,508,384 compared to Cost of Revenue of $965,419 for year ended December 31, 2008.

Gross Margins. Gross margin for the year ended December 31, 2009 increased to 15% compared to a negative contribution from the prior year. Gross margins are negatively impacted as new filter lines are placed in service. We are continuing to add new lines which will have a negative impact

Gross Profit. Gross profit was $443,469 for the year ended December 31, 2009 compared a negative contribution of $(297,838) for the year ended December 31, 2008. Gross profit is negatively impacted as new filter lines are placed in service. We expect gross margins to continue to improve as we gain experience on each of the filter lines.

Selling, General, and Administrative Expenses. SG&A was $463,355 for the year ended December 31, 2009 compared with SG&A of $75,639 for the year ended December 31, 2008. SG&A increased due to the opening of two direct sales offices in New Mexico and Colorado. As we add new sales offices and expanded operations SG&A will continue to increase.

Research and Development Expenses. Research and Development expenses were $175,000 for the year ended December 31, 2009 compared to $225,000 for the year ended December 31, 2008. Research and Development costs are incurred as new filter concepts and products are brought to market. We have developed various new products over the last two years and intend to continue this effort into the future.

Depreciation and Amortization Expenses. Depreciation was $80, 529 for the year ended December 31, 2009 compared to $54,310 for the year ended December 31, 2008. Depreciation expense has a direct correlation to the amount of equipment that is being placed in service. As new filter making lines are placed in service deprecation expense will continue to increase.

Net Loss. The net loss for the year ended December 31, 2009 was $109,356 compared to a net loss of $373,477 for the year ended December 31, 2008. The loss from operations relates to start up costs incurred during 2008 and 2009 as new filter making lines were being placed in service. The profitability from the older filter making lines will be offset by the new lines as they are added until the company reaches its normal operating capacity some time in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and payments received from our customers.  We have no long-term liabilities, and we do not have any significant credit arrangements.  Historically, our expenses have exceeded our revenues, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our equity securities.  In assessing our liquidity, our management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended December 31, 2008 and 2009.

	2008	2009
Net cash (used by) operating activities	$(717,680)	$(1,386,535)
Net cash (used by) investing activities	$(223,000)	$(98,529)
Net cash provided by financing activities	$1,170,809	$1,834,371
Net increase in cash and cash equivalents during period	$230,129	$349,307

Net Cash Used By Operating Activities. Cash used by operating activities was $1,386,535 for the year ended December 31, 2009 compared to $717,680 for the year ended December 31, 2008. The primary use of cash in operations relates to an increase in accounts receivables and inventory. As the company continues to expanded the will require additional cash to expand its operations.

Net Cash Used In Investing Activities. Cash used in investing activities was $98,529 for the year ended December 31, 2009 compared with $223,000 for the year ended December 31, 2008. The primary us of cash from investing activities was used to acquire additional filter making equipment. The company intends to expand its operations over the next two years which will require additional cash to facilitate this growth.

Net Cash Provided by Financing Activities. Cash from financing activities was $,1,834,371 for the year ended December 31, 2009 compared to $1,170,809 for the year ended December 31, 2008. As the operations continue to expand we will acquire additional capital to expand our oeprations.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2009.

Payments due by period
		Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facilities leases (1)		$

$
$
$
$

Total contractual cash obligations $  $  $ $ $

(1)  Superior’s executive offices are located at 986 West 2nd Street, Building 12-A, Bay 6, Ogden, UT 84404, and its telephone number at such address is 801-621-5200. The lease expires April 30, 2011 and the monthly rate remains the same for the balance of the term. The New Mexico facility lease expires March 31, 2012, and the monthly the rate increases to $2,125 April 1, 2010 and to $2,168 on April 1, 2011. The Colorado facility lease expires on June 30, 2012, and the monthly rated increases to $2,389 on July 1, 2010 and to $2,468 on July 1, 2011.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

fSuperior has not compensated certain members of its management.  Accordingly, our financial statements do not reflect compensation expenses for such persons.  If we had compensated such management on a reasonable basis, our total operating expenses would have been greater, which would have adversely affected the size of our loss for fiscal years ended 2009 and 2008.

 It is difficult to anticipate future levels of income and loss while the company expands its operation.  During the second quarter of 2009, Superior opened two direct offices in Albuquerque, NM and Denver, CO. which reduced earnings from operations by approximately $76,000.   On September 9th, 2009 Superior signed a ten year exclusive distribution and resale agreement with Petersen Incorporated and Energy Solutions, LLC related to its nuclear filtration line of products.  We expect that this agreement will positively impact operations in fiscal 2010.

We anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial and other resources. Our ability to manage the problems associated with the expansion of our business operations will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, technical information and accounting systems and attract, assimilate and retain qualified management and other personnel.  If we fail to effectively manage these issues, we may not be profitable in the near future, or ever.

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy.  For example, we intend to introduce a new retail air filter product line that relies on various new concepts, a new radial pleat, a stackable concept which reduces freight costs and places twice the amount of product shelf as the standard product currently being used in the industry.  We are using new filtration media that provides a higher level of filtration with a lower pressure drop which should generate energy savings.  Many of these concepts are new to the industry and have only been test marketed in limited environments.  Should these and other concepts not perform as expected, our financial condition and the results of our operations could be materially and adversely affected.

We believe we will have the ability to moderate our capital spending as we execute our business plan by the speed at which we expand the operations of the business hiring practices and promotional activities.  If we elect to slow the speed, or narrow the focus of our business plan, we will be able to reduce our capital expenditures.  Our actual ability to effectuate our proposed business plan will depend on a number of factors, however, including the speed of our expansion, the acceptance of products in the market, our ability to protect our intellectual property, as well as factors over which we may have little or no control, such as regulatory changes, changes in technology or our ability to meet the demand for our product.  In addition, actual costs and revenues can vary from the amounts that Superior expects or budgets in its business plan, possibly materially, and those variations are likely to affect our ability to generate a profit or our need for additional financing.

If we need additional funding, and acquire that funding through the issuance of our equity securities, our stockholders may experience dilution in the value per share of their equity securities.  The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns.

Proposed Acquisition

On December 10, 2009, we entered into a non-binding letter of intent (“LOI”) relating to a proposed transaction (“Proposed Transaction”) to acquire Star Leasing, Inc., a North Carolina corporation (“Star Leasing”). We filed a Current Report on Form 8-K regarding the LOI on December 16, 2009.

The Proposed Transaction is subject to numerous conditions and there is no assurance that the Proposed Transaction will be completed.  Conditions included, but were not limited to, the negotiation and execution of a definitive Merger Agreement by Pacific and Star Leasing, approval of the Proposed Transaction by the shareholders of Star Leasing, the completion of audited financial statements by Star Leasing and various other conditions. At this filing date, we believe all of the conditions to closing have been met except for completion of the audit. In anticipation of closing, we have advanced approximately $1,000,000 to Star Leasing over the last 4 months. At this time, Star Leasing is essentially operating as our subsidiary and we expect to finalize the transaction shortly.

Star Leasing is in the trucking industry and is a general commodity carrier.  Star Leasing was founded in 1983 and currently has more than 100 employees.  It has operations in 48 states, Canada and Mexico.  Since its formation, Star Leasing has expanded its business to include full-circle logistical and brokerage services, warehousing, and distribution. Star Leasing provides local delivery for its warehousing and distribution services.

If the Proposed Transaction is completed, Pacific expects to own and operate Star Leasing as a wholly-owned subsidiary.  Pacific will continue to own and operate its wholly-owned subsidiary, Superior Filtration Products, LLC (“Superior”).  Pacific believes that the acquisition of Star Leasing will result in a synergistic relationship between Superior and Star Leasing.

Randall Menscer, a director and shareholder of Pacific is an officer, director and shareholder of Star Leasing.

Critical Accounting Policies.

We have adopted a number of critical accounting policies relating to our operation of the manufacture and distribution of air filtration products.  These accounting policies require significant judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies, the underlying judgments and uncertainties regarding our application of those policies to our assets and operations and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, are as follows:

•

Inventories are stated at the lower of cost or market.  “Cost” is determined on a first-in, first-out basis, and “market” is based on realizable value.

•

Specific costs related to obtaining patents and trademarks have been capitalized.  Patents are amortized over their legal life of 20 years from the date of filing.  Costs of trademarks are not amortized, since their lives are indefinite.

•

Depreciation is computed on the straight-line method using estimated useful lives (depending on the type of asset) ranging from 3 to 5 years.

•

Advertising costs are charged to operations when they are incurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Except for the payment of accrued taxes, rent and other payables, all of which are described in the financial statements attached hereto, we have no contractual commitments or obligations.

Inflation

The Company does not believe that inflation will negatively impact its business plans.

Recent Accounting Pronouncements

In June 2009, we adopted a new accounting standard for subsequent events, as codified in Accounting Standards Codification (“ASC”) 855-10 (formerly SFAS No. 165, Subsequent Events), which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new standard is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The adoption of this new standard had no impact on our consolidated financial statements.

Effective July 1, 2009, we adopted the “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), (formerly, SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This new standard establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  The Codification now supersedes all previous-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has now become non-authoritative.  Now that the Codification is in effect, all of its content carries the same level of authority.  We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, Spector & Associates, LLP, or disagreements with them on matters of accounting or financial disclosure.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2009, our system of internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

On November 30, 2009, we filed a Definitive Information Statement and Notice of Action Taken Without a Stockholders’ Meeting (jointly, the “Information Statement”) to the holders of the Pacific Alliance’s common stock as of December 1, 2009 (the “Record Date”) to provide information with respect to action taken by the written consent of the majority of our stockholders. The following proposals were approved by written consent:

1.

To increase the number of shares of common stock which we are authorized to issue from 100,000,000 to 250,000,000 and to increase the number of shares of preferred stock which we are authorized to issue from 5,000,000 to 20,000,000 (the “Increased Capital Proposal”); and

2.

To effect a one-for-twenty reverse split of our common stock (“Reverse Split Proposal”).

At the record date we had (i) 68,603,698 shares of common stock issued and outstanding, each share of which entitled the holder to one vote; (ii) 1,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, each share of which entitled the holder to 606.6 votes; and (iii) 665,000 shares of Series B Convertible Preferred Stock issued and outstanding, each share of which entitled the holder to 20 votes.  Accordingly, the total number of votes held by all of our shareholders is 688,503,698.

On November 11, 2009, stockholders who collectively held 93.51% of the eligible votes consented in writing to approve both the Increased Capital Proposal and the Reverse Split Proposal. More information about the proposals and the detailed vote totals are included in the above-referenced Definitive Information Statement available at www.sec.gov.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding Pacific’s executive officers and directors following the acquisition of Superior.

Name	Age	Position
Steve Clark Randall Menscer	54 59	CEO/President/Treasurer/Director Director
Mark Scharmann	51	Director
Dan Price	54	Director
David Knudson	50	Secretary/Director

Biographical information about the post-acquisition management of Pacific Alliance is set forth below:

Steve Clark.  Mr. Clark is the current CEO of Superior Filtration Products.  Previously Mr. Clark was the President and CEO of Flanders Corporation.  He was the Chief Financial officer and Director from December 1995 through December of 2004. He became the Chief Executive officer in December 2004. From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and customer of Superior.  Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm.  Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms.  He has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

Randall Menscer.  Mr. Menscer is the current President and CEO of Star Leasing and the prior President and CEO of Shippers Freight Lines.  Randall has been in the transportation, logistics and warehousing for over 38 years.  Graduate of the University of Maryland with a degree in business.  Randall has been on the advisory board to the Central Southern rate conference.  Randall was a prior member of the advisory board for the National Business Conference and currently works with Chairman, Tom Cole, congressman from Oklahoma, on the National Business Development Committee.

 Mark Scharmann.   Mr. Scharmann was the President of Pacific Alliance from 1995 through the Acquisition.  Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1982 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. From 1994 to 1997, Mr. Scharmann was the President of Norvex, Inc., a shell corporation which completed an acquisition and in connection therewith, changed its name to Capital Title Group, Inc.  Capital Title Group, Inc. (formerly NASDAQ CTGI) was purchased by LandAmerica (NYSE:LFG) for stock and cash in November of 2006. Mr. Scharmann was an officer of Immunotechnology Corporation from 1997 to 2006.  Immunotechnology Corp. acquired Petals, Inc. (PDEC).   He was President of Ogden Golf Company Corp., which recently acquired Bio Path Holdings, Inc. (BPTH).  Mr. Scharmann is a promoter of Nightingale, Inc., a publicly-held shell corporation.  Mr. Scharmann is an officer and director of Nevada Land Holding Company, a privately held corporation.

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

David Knudson. Mr. Knudson has worked as a business consultant since 1985. He earned his B.S. Degree in Finance from Weber State College in 1984 and a B.S. Degree in Information Systems and Technologies at Weber State University in 1996. He has been an officer and director of several small publicly-held shell corporations. Mr. Knudson was also employed as an adjunct professor and from 1992 to 1996 was employed as a computer information systems consultant at Weber State University. Mr. Knudson is an officer and director of Nightingale, Inc., a publicly-held shell corporation. Mr. Knudson is an officer and director of Nevada Land Holding Company, a privately held corporation.

The Series A stockholders have the right to elect two of our five directors.  The remaining directors are elected by all stockholders voting as a group.  Inasmuch as the Series A stockholders own a majority of the votes, they, as a group, are able to control the vote on the three non-Series A directors.

Superior Management

Superior’s management consists of the following persons:

Steve Clark, Chief Executive Officer.  Biographical information about Mr. Clark is set forth above

Randall Menscer, Board of Director. Biographical information about Mr. Menscer is set forth above.

Raymond Nicholson, Board of Director.  Mr. Nicholson, age 64, is the current President and Chief Executive Officer of Nicholson Electric Co., Inc.  Raymond has an unlimited North Carolina electrical contracting and unlimited general contracting license.  Raymond started the electrical contracting business in September, and military construction projects.  At the present Raymond is semi retired from the electrical business and is currently doing commercial and residential developing.

Ocie Murray, Board of Director.  Mr. Murray, age 66, is a practicing attorney who has extensive experience in matters involving corporate and business tax law, corporate entity establishment and acquisition, the structuring of effective business planning, regulatory compliance and the creation and actuation of effective corporate tax planning for domestic and international business transactions.  He received his BA degree from Elon University, his JD degree from The College of William and Mary, and his LLM in Taxation degree from Georgetown University.  He has worked as a trial attorney with the Internal Revenue Service for five years and has been in private practice for over twenty-five years.  He has served as chairman of the Tax Section of the North Carolina Bar Association and as a member of both the Tax Council and Bankruptcy Council of the North Carolina

Bar Association.

Stephen Miklos, Board of Director.  Mr. Miklos, age 47, is the current vice-president and partner of Sun Print Management.  Sun Print Management is a Hewlett Packard Gold business partner, servicing the largest privately held HP lease base within the United States covering 46 states.  Also, he is a partner in Total Service Solutions which provides both sales and service of IBM mainframe and midrange computers.  Stephen is the 2007 Offshore Powerboat Racing world champion.  He has held this title in 2002, 2003, and 2006.  He has authored numerous technical, safety and competition protocols for the American Powerboat Association, Offshore Division.  He is the corporate liaison for APBA Offshore GM Vortec HP3-8100 engine development program.

Corporate Governance

The Board of Directors is elected by and is accountable to the shareholders of the Company.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met 2 times during the year ended December 31, 2009.  All directors attended 100% of the meetings of the Board. The Board has no separate audit, compensation, nominating or other committees.  The entire board acts on all matters that would otherwise be presented to such committees.  We are in the process of reviewing our corporate governance structure and considering the establishment of such committees.

Code of Ethics

We have not yet adopted a code of ethics that applies to all executive and financial officers, directors and employees of the Company, but intend to do so shortly.

Audit Committee Financial Expert

We have not established an audit committee or designated any person as our financial expert. We anticipate that we will establish an audit committee during the 2010 fiscal year. At this time, our entire board of directors acts as the audit committee.

 Item 11.  Executive Compensation

The following Summary Compensation Table sets forth the aggregate compensation paid or accrued by Pacific Alliance to our Principal Executive Officer, our Principal Financial Officer and certain other executive officers, (the Named Executive Officers”) for the three years ended December 31, 2009.

Summary Compensation Table

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steven Clark(2)	2009	0	0	0	0	0	0	0	0
CEO, Pres.	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

M. Scharmann(2)	2009	0	0	44,735	0	0	0	0	44,735
CEO, Pres.	2008	0	0	32,175	0	0	0	0	32,175
	2007	0	0	19,200	0	0	0	0	19,200

D. Knudson,	2009	0	0	59,655	0	0	0	0	59,655
Sec/Treas(2)	2008	0	0	24,925	0	0	0	0	24,925
	2007	0	0	35,805	0	0	0	0	35,805

(1) Stock compensation is paid in shares of common stock priced at $.10 per share.

(2) Mr. Clark became CEO and President on October 30, 2009.  Mr. Scharmann and Mr. Knudson resigned as CEO/President and Treasurer, respectively, on October 30, 2009. Mr. Knudson remains the current Secretary. Mr. Clark acts as Treasurer in addition to CEO and President.

Options

We have not issued any options or warrants to any of our officers and directors for compensation during the last three fiscal years.  Until June 2009, none of our officers and directors owned any options or warrants to acquire shares of our common stock. In June 2009, we issued Sycamore Ventures, LLC, Series 1 a warrant to purchase 500,000 shares of our common stock at $0.05 per share.  Mark Scharmann and David Knudson are affiliates of Sycamore Ventures, LLC, Series 1.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide pension benefits or provide any other qualified retirement plans or non-nonqualified deferred compensation plans for our employees or directors.

Employment Agreements

Pacific Alliance is currently not a party to any employment agreement. Prior to the closing of our acquisition of Superior, our officer were compensated at the rate of $75.00 per hour for services rendered to Pacific Alliance. Until such time as our stockholder’s equity reached $350,000, our officers were issued shares of our common stock for services rendered. Such shares were valued at $.10 per share.

For the year ended December 31, 2009, we compensated our officers as follows:

Name	Compensation	Shares Issued

Mark Scharmann	$44,735	447,350
David Knudson	$59,655	596,550
Dan Price	$5,550	55,500

Business Combination Share Issuance

Our Bankruptcy Plan of Reorganization also provided that upon the completion of a Business Combination, our management group was issued shares of our common stock which amounted to 1% of the total shares issued in connection with such Business Combination. See Shares Issued to Officers and Directors in Unregistered Transactions in 2009, 2008 and 2007 above.

SUPERIOR MANAGEMENT COMPENSATION

The following Summary Compensation Table sets forth the aggregate compensation paid or accrued by Superior to its Principal Executive Officer, Principal Financial Officer and certain other executive officers, (the Named Executive Officers”) as of December 31, 2009 and 2008.

Summary Compensation Table

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Steven Clark	2009	-0-	-0-	-0-
	2008	-0-	-0-	-0-
Ronald Menscer	2009	-0-	-0-	-0-
	2008	-0-	-0-	-0-

Options

Superior has not issued any options or warrants to any of its officers and directors for compensation since its inception.

Pension Benefits and Nonqualified Deferred Compensation

Superior does not provide pension benefits or provide any other qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Employment Agreements

Superior is currently not a party to any employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We are not a party to any equity compensation plan.

Security Ownership of Certain Beneficial Owners

As of April 9, 2010, the Company was not aware of any beneficial owners of more than five percent of its shares of outstanding common stock other than shareholders who are also officers or directors of the Company whose beneficial holdings of our common stock are described below.

Security Ownership of Management

The following table sets forth certain information, as of April 9, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of Pacific’s executive officers and directors; and (iii) Pacific’s directors and executive officers as a group (assuming conversion of all Preferred A and B stock into common stock). Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Mark Scharmann(1) 1661 Lakeview Circle Ogden, UT 84403	1,526,925	4.09%
Common Stock	David Knudson(2) 1661 Lakeview Circle Ogden, UT 84403	332,083	0.89%
Common Stock	Dan Price(3) 1661 Lakeview Circle Ogden, UT 84403	11,852	0.03%
Common Stock	Steven Clark(4) 986 West 2nd Street, Building 12-A, Bay 6, Ogden, UT 84404	27,930,000	74.85%

Common Stock	Randall Menscer(5) 986 West 2nd Street, Building 12-A, Bay 6, Ogden, UT 84404	1,250,000	3.35%
Common Stock	Jan Clark(6) 986 West 2nd Street, Building 12-A, Bay 6, Ogden, UT 84404	26,180,000	70.16%
	Officers and Directors as a group (5)	31,050,860	83.55%

(1)

Mr. Scharmann was formerly the President of and is currently a Director of Pacific Alliance.  The shares designated as owned by Mr. Scharmann include (i) shares currently owned of record in his own name; (ii) shares  issued to him as compensation; (iii) shares currently owned of record by Troika Capital; and (iv) approximately 8,000 shares issuable upon the exercise of a Warrant owned by Sycamore attributed to Mr. Scharmann’s 32% ownership of Sycamore.

(2)

Mr. Knudson is currently the Secretary and a Director of Pacific Alliance.  The shares designated as owned by Mr. Knudson include (i) shares currently owned of record in his own name; (ii) shares issued to him as compensation; and (iii) approximately 1,250 shares issuable upon the exercise of a Warrant owned by Sycamore attributed to Mr. Knudson’s 5% ownership of Sycamore.

(3)

Mr. Price was formerly the vice president of and is currently a Director of Pacific Alliance.  The shares designated as owned by Mr. Price include shares owned of record in the name of Mr. Price.

(4)

Mr. Clark was a Superior Member.  He is currently the CEO/President/Treasurer and a Director of Pacific Alliance.  The shares designated as being owned by Mr. Clark includes 1,750,000 shares owned of record in his own name and 26,180,000 shares owned of record by Jan Clark, the wife of Steve Clark.

(5)

Mr. Menscer was a Superior Member.  He is a Director of Pacific Alliance.

(6)

Ms. Jan Clark was a Superior Member and is the wife of Steve Clark

Changes in Control

On June 26, 2009, Pacific Alliance Corporation, a Delaware corporation “Pacific” or the “Company”), entered into an Exchange Agreement (the “Exchange Agreement”) with Superior Filtration Products, LC, a Florida limited liability Company (“Superior”),  and the members of Superior  (“Superior Members”). The Exchange Agreement and the acquisition agreed to therein, was closed (the “Closing”) on October 30, 2009 (the “Closing Date”).  At the Closing, Pacific acquired all of the outstanding membership interests of Superior (“Superior Member Interests”) from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”), subsequently converted into 606,600,000 shares of the Company’s common stock.  Upon conversion, a change of control was effected with the Superior Members owning approximately 88.04% of the total shares of Pacific common stock then issued and outstanding immediately following the Closing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Regarding Pacific Alliance

As part of its Plan of Reorganization, Pacific Alliance issued 5,000,000 shares of its common stock to Troika Capital in consideration of $25,000 and Troika’s agreement to provide an additional $75,000 in equity or debt funding to pay our tax obligations.

From 1998 to 2005, Troika Capital, affiliate of Mark Scharmann, the President of Pacific Alliance, made loans totaling $508,281.  During the same period, Pacific Alliance made loan repayments of $278,194.  All of such loans were unsecured and bore interest at the rate of 10% per annum.

During 2006, Troika Capital loaned $27,923 to Pacific Alliance. Such loan is due on demand and bears interest at 10% per annum.  During 2006, Pacific Alliance issued 20,000,000 shares of its common stock to Mark Scharmann, our president as payment of $100,000 of outstanding notes.

During 2007, Mark Scharmann, our former president, loaned $87,228 to Pacific Alliance. Such loan is due on demand and bears interest at 10% per annum.

During 2008, Mark Scharmann, our former president, loaned $84,018 to Pacific Alliance. Such loan is due on demand and bears interest at 10% per annum.

During 2009, Mark Scharmann, our former president, converted loans and interest aggregating $50,000 to 1,000,000 shares of our common stock.

Sycamore Ventures, LLC, Series 1 (“Sycamore”), an affiliate of Pacific Alliance’s former president, Mark Scharmann, and current Secretary, David Knudson loaned Superior $250,000 for Superior’s use as working capital prior to the closing of the Exchange Agreement.  In exchange for Sycamore making such loan to Superior, Pacific Alliance has issued Sycamore warrants to purchase 500,000 shares of Pacific’s common stock at a price of $0.05 per share.  Such warrants will be exercisable for a term of five years.  If Pacific Alliance completes a 1-for-20 reverse stock split, the Warrant will entitle Sycamore to purchase 25,000 shares of Pacific Alliance common stock at a price of $1.00 per share.

The Company’s officers and directors were issued shares of the Company’s common stock for services rendered during the last three years in the following amounts:

		Shares Issued	Value
Year	Officer	or Accrued	of Services
2009	Mark Scharmann	447,350	$44,735
2009	Dan Price	55,500	$5,500
2009	David Knudson	596,000	$59,655
2008	Mark Scharmann	321,750	$32,175
2008	Dan Price	17,250	$1,725
2008	David Knudson	249,450	$24,945
2007	Mark Scharmann	192,000	$19,200
2007	Dan Price	28,500	$2,850
2007	David Knudson	358,050	$35,805

Regarding Superior

None.

 Director Independence

None of our directors are deemed to be independent.

Item 14.    Principal Accounting Fees and Services

Independent Auditors

Spector & Associates, LLP was appointed as the Company’s auditor for the years ended December 31, 2009 and December 31, 2008.

Fees billed to the Company by Spector & Associates, LLP

		2009	2008
(1)	Audit Fees	$38,800	$18,500
(2)	Tax Fees	$-0-	$-0-
(3)	Other Fees	$-0-	$-0-

(1)

Audit fees billed to the Company by Spector & Associates, LLP were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during 2009 and 2008 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Spector & Associates, LLP did not bill the Company for other services during 2009 or 2008.

All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Spector & Associates, LLP was engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our Audit Committee; or

•

entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

All of the above services and fees were reviewed and approved by our entire Board of Directors either before or after the respective services were rendered. Our Board of Directors has considered the nature and amount of fees billed by Spector & Associates, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Spector & Associates, LLP independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed with this report.

1.

Financial Statements:

See Index to Financial Statements on page F-1

2.

Financial Statement Schedules:

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)

Description of exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Exchange Agreement (2)
10.2	Amendment to Exchange Agreement (3)
21.1	Subsidiaries of Registrant
31	Certification of Chief Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed.

(2) See exhibit to Form 8-K filed June 30, 2009.

(3) See Form 8-K filed August 6, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2010

PACIFIC ALLIANCE CORPORATION

By: /s/ Steven Clark Steven Clark CEO, President, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of April 2010.

/s/Steven Clark Steven Clark CEO, President, Principal Executive and Financial Officer, Director

/s/Randall Menscer
Randall Menscer
Director

/s/Mark Scharmann
Mark Scharmann
Director

/s/Dan Price Dan Price Director

/s/David Knudson David Knudson Secretary/Director

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY OF OPERATIONS

Pacific Alliance Corporation (“Pacific” or the “Company”), whose name was changed from Pacific Syndication, Inc. in 1997, was originally incorporated in December 1991 under the laws of the State of Delaware.  It also became a California corporation in 1991.  Pacific Syndication, Inc. was engaged in the business of videotape duplication, standard conversion and delivery of television programming.  In 1994, Pacific Syndication, Inc. merged with Kaiser Research, Inc.

The Company filed a petition for Chapter 11 under the Bankruptcy Code in June 1995.  The debtor in possession kept operating until December 21, 1995, when all assets, except cash and accounts receivable, were sold to a third party, Starcom.  The purchaser assumed all post-petition liabilities and all obligations collateralized by the assets acquired.

In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company’s common stock in March 1998, which corresponds to one share for every dollar of indebtedness.  Each share of common stock issued was also accompanied by an A warrant and a B warrant.  The warrants expired in June 2002, and none were exercised. The IRS portion of tax liabilities was payable in cash by quarterly installments (see note 5).  Repayment of other taxes is still being negotiated.

On October 30, 2009, the Company completed a "reverse acquisition" transaction with Superior Filtration Products LLC ("Superior”), from which the Company acquired all of the outstanding membership interest of Superior from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”). Not earlier than December 1, 2009, the 1,000,000 shares of Series A Preferred Stock are convertible into 606,000,000 pre-split shares of the Company’s common stock.  Assuming that the shares of Series A Preferred Stock had been converted into Pacific’s common stock on the closing date, the Superior Members would own approximately 88.04% of the total shares of Pacific’s common stock then issued and outstanding following the Closing. The reverse acquisition was completed pursuant to the Exchange Agreement (the “Exchange Agreement”) dated as of June 26, 2009, amended on July 31, 2009.  Subsequent to the Merger, the Company continued as the surviving entity and ceased being a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

For accounting purposes, Superior is the acquirer in the reverse acquisition transaction, and consequently the assets and liabilities and the historical operations reflected in the financial statements are those of Superior and are recorded at the historical cost basis of Superior. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Superior. Since the reverse acquisition transaction is in substance a recapitalization of the Company and is not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying consolidated statements of operations.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY OF OPERATIONS (CONTINUED)

Superior was organized under the laws of the state of Florida on October 22, 2007 and is headquartered in Ogden, Utah. Superior designs, manufactures and markets a broad range of air filtration products, including (i) high-end High Efficiency Particulate Air (HEPA) filters, with at least 99.97% efficiency rating, and Absolute Isolation Barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes; (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by minimum efficiency reporting values (MERV) ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters with efficiency ratings at 35% or better for standard residential and commercial furnace and air conditioning applications.

Superior management believes that despite Superior’s relative recent formation, it is already beginning to be recognized for quality products, expertise in the filtration industry, and innovation in air filtration.  As a manufacturer of commercial, industrial, and residential air filters, Superior makes a variety of products for removing and controlling airborne particulates and gaseous contaminants.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Reclassification:  The accompanying consolidated financial statements include the accounts of Pacific Alliance Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to the 2008 financial statements to conform with the 2009 financial statements presentation.  Such reclassification had no effect on net losses previously reported.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition:  The Company recognizes revenues from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.

Accounts Receivable: The Company grants credit to all qualified customers and generally requires no collateral. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. The Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. Management determine that no allowance for losses were required as of December 31, 2009 and 2008.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Inventory:  Inventory is stated at the lower of cost or market with cost determined using the first-in, first out (FIFO) method.

Shipping and Handling Costs:  The Company records costs related to shipping and handling of revenue in cost of sales for all periods presented.

Property and Equipment: Property and Equipment are stated at cost. Depreciation of property and equipment is computed on the straight-line method based on the estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the life of the lease. Depreciation expense was $68,140 and $54,310 for the year ended December 31, 2009 and 2008, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in other income (expense).

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Prior to merger, Superior is treated as a partnership for federal and state income tax purposes and doest not incur income taxes. Instead, its earnings and losses are included in the personal returns of the members and are taxed depending on their personal tax situations. The financial statements for year ended December 31, 2008 do not reflect a provision for income taxes.

As a limited liability company, each member’s liability is limited to amounts reflected in their respective member accounts.

Income (Loss) Per Common Share: The Company accounts for income (loss) per share in accordance with ASC 260 (formerly SFAS No. 128), “Earnings Per Share.”  ASC 260 requires that presentation of basic and diluted earnings per share for entities with complex capital structures.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of stock warrants and shares issuable under convertible preferred stocks and convertible debt.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-employees Equity Transactions: The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505 (formerly SFAS No. 123R) and the Emerging Issues Task Force (EITF) Issue No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. ASC 505 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Fair Value Measurements: On January 1, 2008, the Company adopted the provision of ASC 820-10 (formerly SFAS No. 157), "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date ahs been delayed by one year.  The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are described below:

?

Level 1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

?

Level 2   Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

?

Level 3   Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, and accounts payable. Pursuant to the ASC 820, the fair value of the cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Recent Accounting Pronouncements:  In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions") which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140"), which eliminates the concept of a qualifying special-purpose entity ("QSPE"), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)") which amends the consolidation guidance applicable to a variable interest entity ("VIE"). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments—Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The adoption of ASU 2009-04 will not have a material impact on the Company's results of operations or financial position.

In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-08, Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to FASB ASC Section 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period That Includes Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the implementation of this update to have an impact on its results of operations or financial position.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company's results of operations or financial position.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

NOTE 3 – MERGER

Pursuant to terms of an Exchange Agreement dated June 26, 2009, amended on July 31, 2009, the Company acquired all of the outstanding membership interest of Superior from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”). Not earlier than December 1, 2009, the 1,000,000 shares of Series A Preferred Stock are convertible into 30,330,000 post-split (606,600,000 pre-split) shares of the Company’s common stock.  Assuming that the shares of Series A Preferred Stock had been converted into Pacific’s common stock on the closing date, the Superior Members would own approximately 88.04% of the total shares of Pacific’s common stock then issued and outstanding following the Closing.

 The acquisition is a reverse takeover transaction whereby Superior is identified as the acquirer (accounting parent) of Pacific. The purchase price of Superior is assumed to be equal to its book value and no goodwill is recorded on the transaction. The amount ascribed to the shares issued to the Superior’s members represents the net book value of Pacific at date of closing October 30, 2009.

In connection with the Exchange Agreement and pursuant to the provisions of the Company’s bankruptcy plan of reorganization, the Company issued 303,300 post-split (6,066,000 pre-split) shares of its common stock to its former management.

Simultaneously to the Closing of the Merger, the Company issued a total of 5,850 post-split (117,000 pre-split) shares of its common stock to its former management for services rendered pursuant to the provisions of the Company’s bankruptcy plan of reorganization.

Simultaneously to the Closing of the Merger, the Company issued a total of 100,000 post-split (2,000,000 pre-split) shares of its common stock for a payable of $200,000.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – MERGER (CONTINUED)

Simultaneously to the Closing of the Merger, the Company agreed to issue a total of 25,000 post-split (500,000 pre-split) shares of its common stock for a payable of $25,000. The shares were issued in 2010.

Simultaneously to the Closing of the Merger, the Company converted $179,183 principal of notes and accrued interest into 234,305 post-split (4,686,092 pre-split) shares of the Company’s common stock.

Details of the net liabilities assumed from Pacific at book value at the closing date are as follows:

Supplemental Information for Pacific Alliance Corporation:

Summary Balance Sheets

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – MERGER (CONTINUED)

Stockholders' Deficit

Summary Statements of Operations

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– TAX LIABILITIES

The company has various tax liabilities.  These liabilities have been indemnified by a prior officer and director of the company. The company has recorded the full amount of these potential liabilities.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2009, the Company had a note payable of $167,600 to the spouse of the Company’s CEO. The note bears interest at 8% per annum and due on demand.

During 2009, the Company received $250,000 from issuing a note payable to an affiliate of Pacific’s former president and current secretary. The note is unsecured, due in three months from the date of the note, and bears interest at 8% per annum. The note was repaid in October 2009.  In consideration of the note payable, the Company also issued a warrant to purchase 25,000 post-split (500,000 pre-split) shares of the Company’s common stock. The warrant is exercisable at $1.00 post-split ($0.05 pre-split) per share and expires on June 30, 2014.

NOTE 7 – NOTES PAYABLE TO OTHERS

During 2009, the Company received $260,000 from other notes payable. The notes are unsecured, due in one year from the date of the note agreement and bear interest at 8% per annum.  On November 17, 2009, notes payable to others amounted to $543,390, including accrued interest of $33,490, was converted into shares of the Company’s common stock.

As of December 31, 2008, the balance of the notes payable to others was $250,000, and classified as long-term.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBSCRIPTION RECEIVABLE

On November 1, 2007, Superior agreed to issue 1,250,000 membership units of Superior (approximately 4% of total membership units) to a service provider for a subscription receivable of $1,250,000. The consideration for the units shall be payable in kind by and through the freight services provided by the provider.  As of December 31, 2009 and December 31, 2008, the balance of the subscription receivable was $885,761 and $1,155,532, respectively. The Company is planning to acquire the service provider – see note 17.

On December 6, 2007, the Company agreed to issue 1,100,000 membership units of the Company (approximately 3.6% of total membership units) for a note receivable of $250,000. The note carries interest at 8% and due on December 5, 2011.

NOTE 9 – STOCKHOLDERS’ EQUITY

Reverse Stock Split

Effective December 23, 2009, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation which effected a reverse stock split of the Company’s common stock at a reverse split ratio of one share for twenty shares, and increase the number of authorized common shares from 100,000,000 to 250,000,000, and the number of authorized preferred shares from 5,000,000 to 20,000,000. The reverse stock split was approved by the Company’s Board of Directors and consenting stockholders on November 11, 2009.

The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. Such retroactive adjustment had no effect on net loss previously reported.

Conversion of notes payable

As disclosed in Note 7 to consolidated financial statements, on November 17, 2009, the Board authorized to convert $543,490 principal and accrued interest into 543,490 post-split shares (10,869,800 pre-split) of the Company’s stocks.

Series A Preferred Stock

As disclosed in Note 3 to the consolidated financial statements, the Company issued 1,000,000 shares of Series A Preferred Stocks to acquire all of the outstanding memberships of Superior Filtration Products LLC. Each Series A share had 30.33 post-split voting right and is convertible into 30.33 post-split (606.6 pre-split) shares of the Company’s common stock.

Series B Preferred Stock

In July 2009, the Company commenced the private placement sale of Series B preferred stock at $1.00 per share.  As of December 31, 2009, the Company received proceeds of $1,269,000 from the placement sale. Each Series B share had 1 post-split voting right and is convertible into 1 post-split (20 pre-split) shares of the Company’s common stock.

The stocks were issued after the private placement sale was closed in 2010 (See note 17).

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The Company has loss carryforwards available to offset future taxable income.  The total loss carryforwards at December 31, 2009 are estimated at approximately $4,180,000 and expire between 2016 and 2029.  Loss carryforwards are limited in accordance with the rules of change in ownership.  A valuation allowance is recorded for the full amount of deferred tax assets of approximately $1,421,200, which relates to these loss carryforwards, since future profits are indeterminable.  The valuation allowance increased by $758,000 during the year ended December 31, 2009.

The deferred tax asset as of December 31, 2009 and 2008 consisted of the followings:

A reconciliation of the difference between the expected income tax expense (benefit) computed at the U.S. statutory income tax rate and the Company’s income tax expense is shown as follows:

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

As a result of our net loss for the years ended December 31, 2009, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation.  The weighted average securities, consisting of stock warrants and shares issuable under convertible preferred stocks, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 5,063,713 for year ended December 31, 2009.

The 2008 is not presentable as Superior was a limited liability company and had no common shares for year ended December 31, 2008.

NOTE 12 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable and cash deposits. The Company places its cash with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company’s bank account balances may exceed federally insured limits.

During the year ended December 31, 2009, sales from two customers amounted to $1,779,534 and comprised approximately 75% of total product sales. The loss of any of these customers could have a material adverse effect on the Company. The total amount due from these customers was $535,785. Management believes that accounts receivable from these customers are fully collectible.

During the year ended December 31, 2008, sales from three customers amounted to $557,759 and comprised approximately 82% of total product sales. The loss of any of these customers could have a material adverse effect on the Company. The total amount due from these customers was $235,138. Management believes that accounts receivable from these customers are fully collectible.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its main operating facilities under operating leases which expires from April, 2011 through June 30, 2012. Total rent expense for the years ended December 31, 2009 and 2008 was $141,073 and $57,720, respectively.

Minimum future ease payments under these leases are as follows for the years ended December 31:

Officer Indemnification

Under the Company’s organizational documents, the Company’s officers, employees and directors are indemnified against certain liability arising out of the performance of their duties. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. The Company does not carry Director and Officers insurance policy. However, based on experience, the Company expects any risk of loss to be remote.

NOTE 14 – GUARANTEES AND PRODUCT WARRANTIES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2009.

In general, the Company offers a 90-day warranty for most of its products sold. To date, the Company has not incurred any material costs associated with these warranties and has not accrued any liabilities related to such obligations in the financial statements.

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RELATED PARTY TRANSACTION

The Company purchases materials from a supplier, which is owned and controlled by the Company’s president.  Services and products purchased from this supplier were approximately $254,304 and $181,700 in 2009 and 2008, respectively.

NOTE 16 – PENDING ACQUISITION

On December 10, 2009, the Company entered into a non-binding letter of intent (“LOI”) to acquire Star Leasing, Inc. (“Star Leasing”), a North Carolina corporation. The LOI provides that the Company will issue 20,000,000 shares of the Company’s common stock to exchange for all of the issued and outstanding shares of Star Leasing. The pending acquisition is subject to numerous conditions.

Star Leasing, Inc. Is in the trucking industry and is a general commodity carrier. Since its formation, Star Leasing has expanded its business to include full-circle logistical and brokerage services, warehousing, and distribution. The Company believes that the acquisition of Star leasing will result in a synergistic relationship between Superior and Star Leasing.

A director and shareholder of the Company is an officer, director and shareholder of Star Leasing.

NOTE 17 – SUBSEQUENT EVENT

Subsequent to December 31, 2009, the Company completed the private placement sale of Series B preferred stock. The Company sold 2,952,548 shares for total proceeds of $2,657,293, net of commission of $295,255.  In connection with the offering, the Company compensated the placement agent by issuing 295,255 shares of the Company’s common stocks.