Form 10-K/A
period 2009-12-31
PACIFIC ALLIANCE CORP
filed 2010-04-19
CIK 801904

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

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2009.

Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facilities leases (1)	$ 359,290	$ 116,750	$ 242,540	$ -	$ -
Total Contractual Cash Obligations	$ 359,290	$ 116,750	$ 242,540	$ -	$ -

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

/s/Steven Clark Steven Clark CEO, President, Principal Executive and Financial Officer, Director

/s/Randall Menscer
Randall Menscer
Director

/s/Mark Scharmann
Mark Scharmann
Director

/s/Dan Price Dan Price Director

/s/David Knudson David Knudson Secretary/Director

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$ 610,088	$ 260,781
Accounts receivable, net	909,020	237,697
Inventory	1,249,068	407,397
Prepaid expenses and other current assets	3,350	-
Total Current Assets	2,771,526	905,875

Property and equipment, net	180,053	168,690

TOTAL ASSETS	$ 2,951,579	$ 1,074,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 322,899	$ 237,387
Accrued liabilities	71,979	29,700
Tax Liabilities	366,283	-
Notes Payable to Related Parties	167,600	-
Total Current Liabilities	928,761	267,087

Long-Term Debt	-	250,000

Total Liabilities	928,761	517,087

Stockholders' Equity
Common Stock, par value $0.001, authorized 250,000,000 shares;
3,882,267 and 1,862,522 shares issued and outstanding for 2009
and 2008, respectively	3,882	-
Series A Preferred shares, par value $0.001, authorized 5,000,000 shares;
1,000,000 shares issued and outstanding for 2009; none for 2008	1,000	-
Series B Preferred shares, par value $0.001, authorized 3,300,000 shares;
None issued and outstanding for 2009 and 2008	-	-
Paid-in Capital	2,428,884	-
Preferred stock subscriptions	1,269,000	-
Superior members' capital	-	2,397,841
Superior's memberships subscriptions receivable	(1,135,761)	(1,405,532)
Accumulated Deficit	(544,187)	(434,831)
Total Stockholders' Equity	2,022,818	557,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,951,579	$ 1,074,565

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,	2009	2008
Sales:
Sales - products	$ 2,951,319	$ 667,581
Sales - services	534	-
Total Sales	2,951,853	667,581

Cost of Sales:
Cost of sales - products	2,508,384	965,419
Cost of sales - services	-	-
Total Cost of Sales	2,508,384	965,419

Gross profit	443,469	(297,838)

Operating Expenses:
Selling, general and administrative expenses	463,355	75,639
Total Operating Expenses	463,355	75,639

Operating income (loss)	(19,886)	(373,477)

Other income(expenses)
Interest and other expenses	(89,470)	-
Total other income (expenses)	(89,470)	-

Net loss before taxes	(109,356)	(373,477)

Provision for income taxes	0	0

Net loss	$ (109,356)	$ (373,477)

Net loss per share - basic and diluted	$ (0.05)	n/a

Weighted average number of common shares	2,257,405	n/a

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred		Common stock		LLC Members'
	Shares	Amount	shares (1)	Amount	Interest
Balance at December 31, 2007					$ 71,500

Members contributions					2,326,341

Net loss					-

Balance at December 31, 2008					$ 2,397,841

Subscription receivable payments

Members distributions prior to merger					(132,000)

Shares issued to stockholders of
Pacific Alliance in connection with
the Merger			3,338,777	3,339

Issuance of Series A Preferred Shares
for reverse merger with Pacific	1,000,000	1,000			(2,265,841)

Reverse Merger Recapitalization
adjustment

Issuance of warrants for notes payable
consideration

Issuance of common stocks for
notes payable and accrued interest			543,490	543

Proceeds from Series B Preferred
stocks subscriptions

Net loss					-

Balance at December 31, 2009	1,000,000	$ 1,000	3,882,267	$ 3,882	$ -

(1) Adjusted for a 1 for 20 reverse split of the common stock effective on December 23, 2009.

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

		Series B		LLC Memberships
	Paid-in	Preferred Stocks	Retained	Subscription
	Capital	Subscriptions	Earnings	Receivable	Total
Balance at December 31, 2007			$ (61,354)	$ -	$ 10,146

Members contributions				(1,405,532)	920,809

Net loss			(373,477)	-	(373,477)

Balance at December 31, 2008			$ (434,831)	$ (1,405,532)	$ 557,478

Subscription receivable payments				269,771	269,771

Members distributions prior to merger					(132,000)

Shares issued to stockholders of
Pacific Alliance in connection with
the Merger	7,258,582				7,261,921

Issuance of Series A Preferred Shares
for reverse merger with Pacific	2,264,841				-

Reverse Merger Recapitalization	(7,661,799)				(7,661,799)
adjustment

Issuance of warrants for notes payable
consideration	24,313				24,313

Issuance of common stocks for
notes payable and accrued interest	542,947				543,490

Proceeds from Series B Preferred
stocks subscriptions		1,269,000			1,269,000

Net loss			(109,356)	-	(109,356)

Balance at December 31, 2009	$ 2,428,884	$ 1,269,000	$ (544,187)	$ (1,135,761)	$ 2,022,818

See notes to consolidated financial statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (109,356)	$ (373,477)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	68,140	54,310
Issuance of common stocks for interest expense	33,490	-
Issuance of stock warrants for note payable consideration	24,313	-
(Increase) Decrease in:
Accounts receivable	(671,323)	(237,697)
Inventory	(841,671)	(388,900)
Prepaid expense and other assets	(3,350)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	109,578	228,084
Tax liabilities	3,644	-
Net cash used in operating activities	(1,386,535)	(717,680)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash deficit assumed in connection with the Merger	(19,026)	-
Purchase of property and equipment	(79,503)	(223,000)
Net cash used in investing activities	(98,529)	(223,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	260,000	250,000
Proceeds from notes payable to related parties	417,600	-
Payments to notes payable to related parties	(250,000)	-
Proceeds from preferred stocks subscriptions	1,269,000	-
Members distributions prior to the Merger	(132,000)	-
Subscription receivable	269,771	-
Members contributions	-	920,809
Net cash provided by financing activities	1,834,371	1,170,809

NET INCREASE IN CASH	349,307	230,129

CASH BALANCE AT BEGINNING OF YEAR	260,781	30,652

CASH BALANCE AT END OF YEAR	$ 610,088	$ 260,781

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$ 0	$ 0
Interest paid	$ 0	$ 0

Schedule of Noncash Investing and Financing Activities:
Subscription receivable for equity interest	$ 0	$ 1,405,532
Conversion of notes payable into common stocks	$ 510,000	$ 0
Conversion of LLC membership interest into preferred stocks
in connection with the merger	$ 2,264,841	$ 0

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

Details of the net liabilities assumed from Pacific at book value at the closing date are as follows:

Current assets	$ -

Current liabilities:
Accounts Payable	18,213
Cash overdraft	19,026
Tax liabilities	362,639
399,878

Net liabilities assumed	$ (399,878)

Supplemental Information for Pacific Alliance Corporation:

Summary Balance Sheets

	October 30,	December 31,
	2009	2008
Assets	$ -	$ 143

Liabilities	399,878	1,115,801

Net Assets (Liabilities)	$ (399,878)	$ (1,115,658)

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – MERGER (CONTINUED)

Stockholders' Deficit

	October 30,	December 31,
	2009	2008
Preferred Stock, $0.001 par value; 20,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 250,000,000 shares
authorized; 3,338,777 and 1862,522 shares issued and
outstanding (1)	3,339	1,863
Paid-in Capital	7,258,582	3,483,873
Accumulated deficit	(7,661,799)	(4,601,394)

Total stockholders' deficit	$ (399,878)	$ (1,115,658)

(1) Adjusted for 1-for-20 reverse split

Summary Statements of Operations

	For period ended	For year ended
	October 30,	December 31,
	2009	2008
Revenue	$ -	$ -

Expenses	3,060,405	237,792

Net loss	$ (3,060,405)	$ (237,792)

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	As of	As of
	December 31, 2009	December 31, 2008
Accounts Receivable, Net
Accounts Receivable	$ 909,020	$ 237,697
Allowance for Bad Debt	-	-
Total Accounts Receivable, Net	$ 909,020	$ 237,697

Inventory
Raw Materials	$ 783,032	$ 100,675
Work-in Process	-	29
Packaging Supplies	15,161	27,410
Finished Goods	450,875	279,283
Total Inventory	$ 1,249,068	$ 407,397

Property and Equipment, Net
Automobile	$ 42,125	$ 6,800
Machinery and Equipment	199,740	179,300
Office Furniture and Equipment	7,218	-
Tools and Dies	53,420	36,900
	302,503	223,000
Accumulated Depreciation	(122,450)	(54,310)
Total Property and Equipment, Net	$ 180,053	$ 168,690

Accrued Liabilities
Accrued payroll and related taxes	$ 70,776	$ 29,700
Other accrued liabilities	1,203	-
Total Accrued Liabilities	$ 71,979	$ 29,700

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Reverse Stock Split

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The deferred tax asset as of December 31, 2009 and 2008 consisted of the followings:

At December 31,	2009	2008
Net Operating Loss Carryforwards	$ 1,421,200	$ 663,000
Valuation Allowance	(1,421,200)	(663,000)
Net deferred tax assets	$ -	$ -

A reconciliation of the difference between the expected income tax expense (benefit) computed at the U.S. statutory income tax rate and the Company’s income tax expense is shown as follows:

For years ended December 31,	2009	2008
Income tax expense (benefit) at statutory rate	$ (1,149,894)	$ (83,000)
State tax expense, net of federal benefit	-	-
Nondeductible expenses	316,200	-
Valuation Allowance	833,694	83,000
Provision of income tax (benefit)	$ 0	$ -

PACIFIC ALLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the Years Ended
	December 31,
	2009	2008
Numerator:
Net loss	$ (109,356)	$ (373,477)
Denominator:
Weighted average of common shares	2,257,405	n/a

Net loss per share-basic and diluted	$ (0.05)	n/a

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

Minimum future ease payments under these leases are as follows for the years ended December 31:

Year Ended December 31,	Amount
2010	$ 140,197
2011	83,925
2012	19,140
$ 243,262

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