Form 10-Q
period 2010-03-31
PACIFIC ALLIANCE CORP
filed 2010-06-21
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

Commission file number:  000-51777

PACIFIC ALLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-044584-9
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

986 West 2nd Street, Building 12-A, Bay 6,  Ogden, UT 84404

(Address of principal executive offices)

801-621-5200

(Registrant's telephone no., including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report.)

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

At May 7, 2010, 18,882,267 shares of common stock of the Company were outstanding, with an additional 1,000,000 shares of Preferred A stock outstanding, convertible into 30,330,000 shares of common stock, and 2,952,548 shares of Preferred B stock outstanding, convertible into 2,952,548 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

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

Our unaudited consolidated balance sheet at March 31, 2010 and our audited balance sheet at December 31, 2009; the related unaudited consolidated statements of operations for the three month periods ended March 31, 2010 and 2009; and the related unaudited consolidated statements of cash flows for the three month period ended March 31, 2010 and the year ended December 31, 2009, are attached hereto.

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$240,801	$610,088
Accounts receivable, net	3,277,349	909,020
Inventory	1,635,980	1,249,068
Prepaid expenses and other current assets	2,400,584	3,350
Total Current Assets	7,554,714	2,771,526

Property and equipment, net	12,807,198	180,053

TOTAL ASSETS	$20,361,912	$2,951,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$989,116	$322,899
Accrued liabilities	4,843,451	71,979
Tax Liabilities	367,130	366,283
Notes Payable to Related Parties	-	167,600
Total Current Liabilities	6,199,697	928,761

Long-Term Debt	6,038,052	-

Total Liabilities	12,237,749	928,761

Stockholders' Equity
Common Stock, par value $0.001, authorized 250,000,000 shares;
18,882,267 and 3,882,267 issued and outstanding, respectively	18,882	3,882
Series A Preferred shares, par value $0.001, authorized 5,000,000 shares;
1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Series B Preferred shares, par value $0.001, authorized 3,300,000 shares;
2,952,548 and none issued and outstanding, respectively	2,608,649	-
Paid-in Capital	5,908,384	2,428,884
Preferred stock subscriptions	-	1,269,000
Superior members' capital	-	-
Superior's memberships subscriptions receivable	(250,000)	(1,135,761)
Accumulated Deficit	(162,752)	(544,187)
Total Stockholders' Equity	8,124,163	2,022,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,361,912	$2,951,579

See Notes to Interim Unaudited Consolidated Financial Statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Sales:
Sales - products	$5,967,974	$391,551
Sales - services	-	-
Total Sales	5,967,974	391,551

Cost of Sales:
Cost of sales - products	4,883,152	331,915
Cost of sales - services	-	-
Total Cost of Sales	4,883,152	331,915

Gross profit	1,084,821	59,636

Operating Expenses:
Selling, general and administrative expenses	591,995	60,187
Total Operating Expenses	591,995	60,187

Operating income (loss)	492,826	(551)

Other income(expenses)
Interest and other expenses	111,394	-
Total other income (expenses)	111,394	-

Net loss before taxes

Provision for income taxes	0	0

Net income /(loss)	$381,432	$(551)

Net Income/(loss) per share - basic and diluted	$0.02	$0

Weighted average number of common shares	18,882,267	2,257,405

See Notes to Interim Unaudited Consolidated Financial Statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31, 2010	For the year ended December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$381,434	$(109,356)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	399,896	68,140
Issuance of common stocks for interest expense	-	33,490
Issuance of stock warrants for note payable consideration	-	24,313
(Increase) Decrease in:
Accounts receivable	(384,790)	(671,323)
Inventory	(370,761)	(841,671)
Prepaid expense and other assets	(660,906)	(3,350)
Increase (Decrease) in:
Accounts payable and accrued expenses	49,769	109,578
Tax liabilities	847	3,644
Net cash used in operating activities	(584,512)	(1,386,535)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash deficit assumed in connection with the Merger	30,560	(19,026)
Purchase of property and equipment	(378,396)	(79,503)
Increase to note receivable	(398,294)	-
Net cash used in investing activities	(746,130)	(98,529)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft	120,539	-
Line of credit	(123,107)	-
Proceeds from notes payable	(553,294)	260,000
Proceeds from notes payable to related parties	-	417,600
Payments to notes payable to related parties	(150,545)	(250,000)
Payments to Capital Leases	(28,716)	-
Proceeds from preferred stocks subscriptions	1,353,149	1,269,000
Members distributions prior to the Merger	-	(132,000)
Subscription receivable	343,330	269,771
Members contributions	-	-
Net cash provided by financing activities	961,355	1,834,371

NET INCREASE IN CASH	(369,287)	349,307

CASH BALANCE AT BEGINNING OF PERIOD	610,088	30,652

CASH BALANCE AT END OF PERIOD	$240,801	$379,959

See Notes to Interim Unaudited Consolidated Financial Statements

PACIFIC ALLIANCE CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months ended March 31, 2010	For the year ended December 31, 2009
Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-
Interest paid	$111,394	$-

Schedule of Noncash Investing and Financing Activities:
Issuance of common stocks to acquire Star Leasing, Inc. Net tangible assets acquired	$3,844,852	$-
Property plant and equipment	$12,648,644	$-
Net liabilities assumed	$(11,993,496)	$-
Total Purchase Price	$4,500,000

See Notes to Interim Unaudited Consolidated Financial Statements

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In 1997, a reorganization plan was approved by the Bankruptcy Court, and the remaining creditors of all liabilities subject to compromise, excluding tax claims, were issued 1,458,005 shares of the Company’s common stock in March 1998, which corresponds to one share for every dollar of indebtedness.  Each share of common stock issued was also accompanied by an A warrant and a B warrant.  The warrants expired in June 2002, and none were exercised. The IRS portion of tax liabilities was payable in cash by quarterly installments.  Repayment of other taxes is still being negotiated.

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

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY OF OPERATIONS (CONTINUED)

On January 1, 2010, the Company completed the acquisition of Star Leasing, Inc., a North Carolina corporation (Star Leasing).  The Company acquired all of the outstanding stock of Star Leasing from Randall Menscer, the sole shareholder of the Star Leasing for 15,000,000 million common shares of Pacific.  The acquisition was completed pursuant to the Agreement and Plan of Merger that was dated October 1, 2009.  The audited financial statements of Star Leasing and proforma statements of operations are incorporated by reference in the Form 8-K filed contemporaneously with this Form 10-Q.

Star Leasing Inc. (“Star Leasing”), headquartered in Fayetteville, North Carolina, is a full service trucking, logistical, warehousing and brokerage company.  Star Leasing was founded in 1983 and currently has more than 100 employees.  It has operations in 48 states, Canada and Mexico.  Since its formation, Star Leasing has expanded its business to include full-circle logistical and brokerage services, warehousing, and distribution. Star Leasing provides local delivery for its warehousing and distribution services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information The financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Principle of Consolidation and Reclassification:  The accompanying consolidated financial statements include the accounts of Pacific Alliance Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statements presentation.  Such reclassification had no effect on net losses previously reported.  The accompanying consolidated financial statements have been retroactively adjusted to reflect the one-for-twenty reverse stock split effective on December 23, 2009.

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

Prior to merger, Superior is treated as a partnership for federal and state income tax purposes and does not incur income taxes. Instead, its earnings and losses are included in the personal returns of the members and are taxed depending on their personal tax situations. The financial statements for the three months ended March 31, 2009 do not reflect a provision for income taxes.

As a limited liability company, each member’s liability is limited to amounts reflected in their respective member accounts.

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Common Share: The Company accounts for income (loss) per share in accordance with ASC 260 (formerly SFAS No. 128), “Earnings Per Share.”  ASC 260 requires that presentation of basic and diluted earnings per share for entities with complex capital structures.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of stock warrants and shares issuable under convertible preferred stocks and convertible debt.

Fair Value Measurements: On January 1, 2008, the Company adopted the provision of ASC 820-10 (formerly SFAS No. 157), "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.  The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Marketable securities
Available-for-sale	$46,204	$46,204

Recent Accounting Pronouncements:  In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

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

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140"), which eliminates the concept of a qualifying special-purpose entity ("QSPE"), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this codification did not have material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)") which amends the consolidation guidance applicable to a variable interest entity ("VIE"). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The adoption of this codification did not have material impact on the Company’s financial position, results of operations and cash flows.

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

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of this codification did not have material impact on the Company’s financial position, results of operations and cash flows. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this codification did not have material impact on the Company’s financial position, results of operations and cash flows.

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS ACQUISITIONS

Merger with Superior Filtration Products, LLC

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

Details of the net liabilities assumed from Pacific at book value at the closing date are as follows:

Current assets	$-

Current liabilities:
Accounts Payable	18,213
Cash overdraft	19,026
Tax liabilities	362,639
399,878

Net liabilities assumed	$(399,878)

Acquisition of Star Leasing, Inc.

On January 1, 2010, the Company completed the acquisition of all issued and outstanding common stocks of Star Leasing, Inc. (“Star Leasing”) pursuant to the Agreement and Plan of Merger that was dated October 1, 2009. The purchase price for this acquisition was 15,000,000 shares of the Company’s common stock, approximately valued at $0.30 per share, which is the average price of the Company’s common stock over the five trading days immediately preceding and two trading days immediately following October 1, 2009.

The acquisition was accounted for as purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Star Leasing, Inc. have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

The purchase price was approximately $4.5 million. Direct transaction costs incurred in connection with the acquisition were immaterial. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$ 3,844,852
Property and equipment	12,648,644
Goodwill
Liabilities assumed	(11,993,496)
Total purchase price	$ 4,500,000

NOTE 3 – BUSINESS ACQUISITIONS (CONTINUED)

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2009 assuming Star Leasing had been acquired at the beginning of the period presented:

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2009
Net revenue	$4,618,203
Net income (loss)	$(310,888)
Basic and diluted earnings per share	$(0.14)

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	As of	As of
	mmmm d, yyyy	December 31, 2009
Accounts Receivable, Net
Accounts Receivable	$909,020	$237,697
Allowance for Bad Debt	-	-
Total Accounts Receivable, Net	$909,020	$237,697

Inventory
Raw Materials	$783,032	$100,675
Work-in Process	-	29
Packaging Supplies	15,161	27,410
Finished Goods	450,875	279,283
Total Inventory	$1,249,068	$407,397

Property and Equipment, Net
Automobile	$42,125	$6,800
Machinery and Equipment	199,740	179,300
Office Furniture and Equipment	7,218	-
Tools and Dies	53,420	36,900
	302,503	223,000
Accumulated Depreciation	(122,450)	(54,310)
Total Property and Equipment, Net	$180,053	$168,690

Accrued Liabilities
Accrued payroll and related taxes	$70,776	$29,700
Other accrued liabilities	1,203	-
Total Accrued Liabilities	$71,979	$29,700

NOTE 5 – NOTES PAYABLE

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

NOTE 6 – SUBSCRIPTION RECEIVABLE

On November 1, 2007, Superior agreed to issue 1,250,000 membership units of Superior (approximately 4% of total membership units) to a service provider for a subscription receivable of $1,250,000. The consideration for the units shall be payable in kind by and through the freight services provided by the provider.  On January 1, 2010, the service provider was acquired by the Company and the membership units in Superior was cancelled and returned.

On December 6, 2007, the Company agreed to issue 1,100,000 membership units of the Company (approximately 3.6% of total membership units) for a note receivable of $250,000. The note carries interest at 8% and due on December 5, 2011.

NOTE 7 – STOCKHOLDERS’ EQUITY

In July 2009, the Company commenced the private placement sale of Series B preferred stock at $1.00 per share.  The private placement was closed in March 2010. As of March 31, 2010, the Company sold and issued 2,952,548 shares of Series B preferred stock. Each Series B share had one voting right and is convertible into one share of the Company’s common stock.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended
	March 31,
	2010	2009
Numerator:
Net gain (loss)	$381,432	$(551)
Denominator:
Weighted average of common shares	18,882,267	2,257,405

Net (gain) loss per share-basic and diluted	$0.02	$(0)

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONCENTRATIONS OF CREDIT RISK

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company purchases materials from a supplier, which is owned and controlled by the Company’s president.  Services and products purchased from this supplier were approximately $254,304 and $181,700 in 2009 and 2008, respectively there were no purchases made during the first three months of 2010.

As of December 31, 2009, the Company had a note payable of $167,600 to the spouse of the Company’s CEO. The note bears interest at 8% per annum and due on demand. The note was paid in full during the first quarter of 2010.

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

NOTE 11 – SEGMENT REPORTING

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has two reportable segments: (i) air filtration sales and (ii) logistic services.

The Company reviews the operating segments’ income to evaluate performance and to allocate resources. Operating companies' income for the reportable segments excludes income taxes. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT REPORTING (CONTINUED)

	Three Months ended
	March 31,
	2010	2009(1)
Net Revenue:
Air Filtration Sales	$ 1,053,181	$ 393,119
Logistic Services	5,217,696	-
Less: Intersegment sales	304,743	-
Net Revenue by Reportable Segment	$ 5,966,134	$ 393,119
All Other Operating Revenue	1,839	-
Consolidated Net Revenue	$ 5,967,973	$ 393,119
Operating Income (Loss):
Air Filtration Sales	$ 285,215	$ 22,912
Logistic Services	205,947	-
Operating Income (Loss) by Reportable Segment	$ 491,162	$ 22,912
All Other Operating Loss	1,839	-
Consolidated Operating Income (Loss)	$ 493,001	$ 22,912
Net Income (Loss):
Air Filtration Sales	$ 285,215	$ 12,912
Logistic Services	94,378	-
Net Income (Loss) by Reportable Segments	$ 379,593	$ 12,912
All Other Net Loss	-	-
Consolidated Net Income (Loss)	$ 381,432	$ 12,912

	March 31,
Total Assets:	2010	2009(1)
Air Filtration Sales	$ 3,437,140	$ 1,297,084
Logistic Services	16,924,771	-
	20,361,911	1,297,084
All other segments		-
Consolidated assets	$ 20,361,911	$ 1,297,084

(1)	For periods ended March 2009, the Company had only one segment since the merger of Superior Filtration and Pacific Alliance, and the acquisition of Star leasing took place after then.

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

General

On June 26, 2009, Pacific Alliance Corporation, a Delaware corporation “Pacific” or the “Company”), entered into an Exchange Agreement (the “Exchange Agreement”) with Superior Filtration Products, LC, a Florida limited liability Company (“Superior”),  and the members of Superior  (“Superior Members”). The Exchange Agreement and the acquisition agreed to therein, was closed (the “Closing”) on October 30, 2009 (the “Closing Date”).  In connection with the acquisition of Superior, the three existing directors of Pacific remained as directors and two designees of Superior were appointed as additional directors.  The pre-closing president, vice president and treasurer of Pacific resigned as officers of Pacific and a new CEO/President/Treasurer, Steven Clark, was appointed.  The pre-closing secretary of Pacific, David Knudson, remained as secretary of Pacific. Effective on the Closing Date, pursuant to the Exchange Agreement, Superior became a wholly-owned subsidiary of Pacific, and the business of Superior became the business of Pacific.

Overview

Superior was formed in October 2007 and occupied its lease space in Ogden, Utah on December 6, 2007. From January to September 2008, the plant and equipment were placed in service but Superior did not commence operations until October of 2008.  Superior designs, manufactures and markets a broad range of air filtration products, air filters holding frames and air filter housings. As a manufacturer of commercial, industrial, and residential air filters, housing and frames, we make a wide variety of products for removing and controlling airborne particulates and gaseous contaminants.  We also design and manufacture some of our own production equipment

Our air filtration products are utilized by many industries, including those associated with commercial and residential heating and ventilation and air conditioning systems ("HVAC" systems), semiconductor manufacturing, ultra-pure materials, food processing, biotechnology, pharmaceuticals, oil and gas, synthetics, nuclear power and nuclear materials processing.

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

Recent Developments

We have closed the acquisition of all issued and outstanding common stocks of Star Leasing, Inc. (“Star Leasing”) pursuant to the Agreement and Plan of Merger dated October 1, 2009. The purchase price for this acquisition was 15,000,000 shares of the Company’s common stock, approximately valued at $0.30 per share, which is the average price of the Company’s common stock over the five trading days immediately preceding and two trading days immediately following October 1, 2009.

We have advanced approximately $1,000,000 to Star Leasing since November, 2009and we finalized the purchase as effective on January 1, 2010.  Star Leasing has been operating as our subsidiary since January 1, 2010.

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

Factors Affecting Results of Operations

During the periods included in this report, our operating expenses consisted primarily of the following:

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

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2010 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net revenues	$5,967,974	$391,551
Cost of revenues	4,483,156	317,997
Gross profit (loss)	1,484,818	73,554
Selling, general, and administrative expenses	591,995	60,187
Research and development expenses	-0-	75,000
Depreciation and amortization expenses	399,996	13,918
Other income (expense)	111,394	-0-
Net loss	$381,432	$(551)

Three Months Ended March 31, 2010 Compared to March 31, 2009

Net Revenues. Sales for the three months ended March 31, 2010 were $5,967,974 compared to sales of $391,551 for the three months ended March 31, 2009. Sales increased 1,424 % in 2010 over the prior year period as more filter lines were placed in operation.

Cost of Revenues. Cost of revenue for the three months ended March 31, 2010 were $4,483,156 compared to cost of revenue of $317,997 for three months ended March 31, 2009.  Costs increased 1,310% in 2010 over the prior year period due to increase in revenues.

Gross Margins. Gross margin for the three months ended March 31, 2010 increased to 24.88% compared to 18.79% from the prior year period. However, gross margins are negatively impacted as new filter lines are placed in service. We are continuing to add new lines which will have a negative impact.

Gross Profit. Gross profit was $1,484,818 for the three months ended March 31, 2010 compared to a gross profit of $73,554 for the prior year period. Gross profit is negatively impacted as new filter lines are placed in service. We expect gross margins to continue to improve as we gain experience on each of the filter lines.

Selling, General, and Administrative Expenses. SG&A was $591,995 for the three months ended March 31, 2010 compared with SG&A of $60,187 for the three months ended March 31, 2009. SG&A increased due to the opening of two direct sales offices in New Mexico and Colorado and the acquisition of Star Leasing. As we add new sales offices and expand operations, we expect that SG&A expenses will continue to increase.

Research and Development Expenses. Research and development expenses were $-0- for the three months ended March 31, 2010 compared to $-75,000.00- for the prior year period. Research and Development costs are incurred as new filter concepts and products are brought to market. We have developed various new products over the last two years and intend to continue this effort into the future.

Depreciation and Amortization Expenses. Depreciation was $399,996 for the three months ended March 31, 2010 compared to $13,918 for the three months ended March 31, 2009. Depreciation expense has a direct correlation to the amount of equipment that is being placed in service and the acquisition of Star Leasing. As new filter making lines are placed in service depreciation expense will continue to increase.

Net Gain/Loss. The net gain for the three months ended March 31, 2010 was $381,432 compared to a net loss of $551 for the three months ended March 31, 2009. Both Star Leasing and Superior Filtration generated income for the quarter.  Operations were negatively impacted due to start up costs incurred as new filter making lines were placed in service. The profitability from the older filter making lines will be offset by the new lines as they are added until the company reaches its normal operating capacity, which management anticipates will be some time in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and payments received from our customers.  We do not have any significant credit arrangements.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our equity securities.  In assessing our liquidity, our management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  For the company to grow at its current pace we will need to fund our growth through the sale of shares of our equity securities.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2010 and 2009.

March 31,	2010	2009
Net cash (used by) operating activities	$584,512	$1,386,535
Net cash (used by) investing activities	$746,130	$98,529
Net cash provided by financing activities	$961,355	$1,834,371
Net increase in cash and cash equivalents during period	$(369,287)	$349,307

Net Cash Used By Operating Activities. Cash used by operating activities was $584,512 for the three months ended March 31, 2010 compared to $1,386,535 for the three months ended March 31, 2009. The primary use of cash in operations relates to an increase in accounts receivables and inventory. As the company continues to expanded the will require additional cash to expand its operations.

Net Cash Used In Investing Activities. Cash used in investing activities was $746,130 for the three months ended March 31, 2010 compared with $98,529 for the three months ended March 31, 2009. The primary use of cash from investing activities was to acquire additional filter making equipment and tractors. The company intends to expand its operations over the next two years which will require additional cash to facilitate this growth.

Net Cash Provided by Financing Activities. Cash from financing activities was $961,355 for the three months ended March 31, 2010 compared to $1,834,371 for the three months ended March 31, 2009. As the operations continue to expand we will acquire additional capital to expand our operations.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Superior has not compensated certain members of its management.  Accordingly, our financial statements do not reflect compensation expenses for such persons.  If we had compensated such management on a reasonable basis, our total operating expenses would have been greater, which would have adversely affected the amount of income for the three months ended March 31, 2010, and the size of our loss for the three months ended March 31, 2009.

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

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy.  For example, we intend to introduce a new retail air filter product line that relies on various new concepts, a new radial pleat, and a stackable concept which reduces freight costs and places twice the amount of product shelf as the standard product currently being used in the industry.  We are using new filtration media that provides a higher level of filtration with a lower pressure drop which should generate energy savings.  Many of these concepts are new to the industry and have only been test marketed in limited environments.  Should these and other concepts not perform as expected, our financial condition and the results of our operations could be materially and adversely affected.

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

-

Inventories are stated at the lower of cost or market.  “Cost” is determined on a first-in, first-out basis, and “market” is based on realizable value.

-

Specific costs related to obtaining patents and trademarks have been capitalized.  Patents are amortized over their legal life of 20 years from the date of filing.  Costs of trademarks are not amortized, since their lives are indefinite.

-

Depreciation is computed on the straight-line method using estimated useful lives (depending on the type of asset) ranging from 3 to 5 years.

-

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 1A.  RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2010 we issued shares of our restricted common stock to the following:

Recipient	Number of Shares	Attributed Value
Private Placement Participants	Series B Preferred 2,952,548	$2,952.549
Randal Menscer	Common Shares 15,000,000	$4,500,000

All of the foregoing shares of common stock issued were issued in reliance on the exemption from registration available under Section 4(2) of the Securities Act.

In connection with the issuance, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were “accredited investors,” or other suitable investors. Transfer was restricted in accordance with the requirements of the Securities Act.

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

Dated: June 18, 2010

PACIFIC ALLIANCE CORPORATION

By/s/ Steven Clark

President/Principal Executive and Financial Officer