Form 10-Q
period 2010-06-30
PACIFIC ALLIANCE CORP
filed 2010-08-23
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

Commission file number:  000-51777

PACIFIC ALLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-044584-9
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

986 West 2nd Street Bldg 12-A, Bay 6, Ogden, UT 84404

(Address of principal executive offices)

Registrant's telephone no., including area code: (801) 621-5200

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No ☒

At August 15, 2010, 18,882,267 shares of common stock of the Company were outstanding, with an additional 1,000,000 shares of Preferred A stock outstanding, convertible into 30,330,000 shares of common stock, and 2,952,548 shares of Preferred B stock outstanding, convertible into 2,952,548 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of matters to a vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

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

Our unaudited balance sheet at June 30, 2010 and our audited balance sheet at December 31, 2009; the related unaudited statements of operations for the three and six month periods ended June 30, 2010 and 2009 ; and the related unaudited statements of cash flows for the six month periods ended June 30, 2010 and 2009 are attached hereto.

PACIFIC ALLIANCE CORPORATION

CONSOLIDTED BALANCE SHEETS

	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 101,842	$ 610,088
Accounts receivable, net	3,385,118	909,020
Inventory	2,192,880	1,249,068
Prepaid expenses	246,942	3,350
Other current assets	326,788	-
Note receivable, related party	346,230	-
Total Current assets	6,599,800	2,771,526

Property and equipment, net	12,878,132	180,053
TOTAL ASSETS	$ 19,477,932	$ 2,951,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,236,227	$ 322,899
Line of Credit	1,820,184	-
Notes payable, current maturities	2,246,749	-
Accrued Liabilities	619,481	438,262
Notes payable to Related Parties	74,913	167,600
Total Current Liabilities	6,997,554	928,761

Long-Term Debt
Deferred income tax liability	517,657	-
Notes payable, net of current portion	3,527,189	-
Total Long-Term Liabilities	4,044,846	-

Total Liabilities	11,042,400	928,761

Stockholders' Equity
Common Stock, par value $0.001, authorized 250,000,000 shares;
18,882,267 and 3,882,267 shares issued and outstanding, respectively	18,882	3,882
Series A Preferred shares, par value $0.001, authorized 5,000,000 shares;
1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Series B Preferred shares, no par value, authorized 3,300,000 shares;	-	-
2,622,149 and none issued and outstanding respectively	2,616,038	-
Paid-in Capital	6,028,123	2,428,884
Preferred stock subscriptions	-	1,269,000
Subscriptions receivable	(250,000)	(1,135,761)
Retained earnings (accumulated deficit)	21,489	(544,187)
Total Stockholders' Equity	8,435,532	2,022,818

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 19,477,932	$ 2,951,579

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Sales:
Sales-products	$843,815	$764,898	$1,654,432	$1,158,017
Sales-services	5,327,942		10,483,998
Total Sales	6,171,757	764,898	12,138,430	1,158,017
Cost of Sales:
Cost of Sales-products	643,433	615,416	1,211,969	907,350
Cost of Sales-services	4,611,669		8,924,758
Total Cost of Sales	5,255,102	615,416	10,136,727	907,350

Gross Profit	916,655	149,482	2,001,703	250,667
Operating Expenses:
Selling, General and Administrative Expenses	610,243	125,061	1,202,290	203,334
Total Operating Expenses	610,243	125,061	1,202,290	203,334

Operating Income	306,412	24,421	799,413	47,333
Other Income and expenses:
Interest and other expenses	122,170	10,000	233,739	20,000
Total Other Income and expenes	122,170	10,000	233,739	20,000

Income before taxes	184,242	14,421	565,674	27,333

Provision for Income taxes	-	-	-	-

Net Income	$184,242	$14,421	$565,674	$27,333

Net Income per share, Basic	$0.01	$0.01	$0.03	$0.01

Net Income per share, Fully Diluted	$-	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares	18,882,267	2,257,405	18,882,267	2,257,405

Weighted Average Fully Diluted Common Shares	50,530,493	2,257,405	49,212,175	2,257,405

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$ 565,674	$ 27,333
Adjustments to Reconcile Net Income to Net Cash From Operations:
Depreciation	808,871	30,132
(Increase) Decrease in:
Accounts receivable	(492,559)	(297,106)
Inventory	(927,662)	(384,970)
Prepaid expense and other expenses	(286,487)	-
Increase (Decrease) in:
Accounts payable and Accrued expenses	710,190	168,753
Tax liabilities	76,082
Net Cash (Used in) Provided by Operating Activities	454,109	(455,858)

Cash Flow from Investing Activities
Proceeds from sale of marketable securities	30,560	-
Purchase of property and equipment	(858,305)	(59,279)
Increase to note receivable	(346,230)	-
Net Cash Used In Investing Activities	(1,173,975)	(59,279)

Cash Flow from Financing Activities:
Line of Credit	(54,815)	-
Proceeds from notes payable	430,296	260,000
Proceeds from notes payable to related parties		100,000
Payments to notes payable to related parties	(227,215)
Payments to Captial Leases	(1,627,013)	-
Proceeds from preferred stock subscriptions	1,347,037	-
Members distributions prior to the Merger	-	(152,000)
Subscription receivable	343,330	69,405
Net Cash Flow Provided by Financing Activities	211,620	277,405

Net (Decrease) in Cash	(508,246)	(237,732)

Cash Balance at Beginning of Period	610,088	260,781

Cash Balance at End of Period	$ 101,842	$ 23,049

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the six months ended	For the six months ended
	June 30,	June 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$ -	$ -
Interest Paid	$ 230,476	-

Schedule of Noncash Investing and Financing Activities:
Issuance of common stocks to acquire Star Leasing, Inc.
Net tangible assets acquired	$ 3,844,852
Property plant and equipment	12,648,644
Net liabilities assumed	(11,993,496)
Total Purchase Price	$ 4,500,000

See Notes to Interim Unaudited Financial Statements

PACIFIC ALLIANCE CORPORATION

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

On October 30, 2009, the Company completed a "reverse acquisition" transaction with Superior Filtration Products LLC ("Superior”), from which the Company acquired all of the outstanding membership interests of Superior from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”). Not earlier than December 1, 2009, the 1,000,000 shares of Series A Preferred Stock are convertible into 606,000,000 pre-split shares of the Company’s common stock.  Assuming that the shares of Series A Preferred Stock had been converted into Pacific’s common stock on the closing date, the Superior Members would own approximately 88.04% of the total shares of Pacific’s common stock then issued and outstanding following the Closing. The reverse acquisition was completed pursuant to the Exchange Agreement (the “Exchange Agreement”) dated as of June 26, 2009, amended on July 31, 2009.  Subsequent to the Merger, the Company continued as the surviving entity and ceased being a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

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

  As a manufacturer of commercial, industrial, and residential air filters, Superior makes a variety of products for removing and controlling airborne

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY OF OPERATIONS (CONTINUED)

particulates and gaseous contaminants.

On January 1, 2010, the Company completed the acquisition of Star Leasing, Inc., a North Carolina corporation (Star Leasing).  The Company acquired all of the outstanding stock of Star Leasing from Randall Menscer, the sole shareholder of  Star Leasing for 15,000,000 million common shares of Pacific.  The acquisition was completed pursuant to the Agreement and Plan of Merger that was dated October 1, 2009.  The audited financial statements of Star Leasing and proforma statements of operations are incorporated by reference in a Form 8-K filed on June 21, 2010.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information The financial information at June 30, 2010 and for the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010 and 2009 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended June 30, 2010, and the six months ended June 30, 2010,  may not be indicative of results for the year ending December 31, 2010 or any future periods.

Principles of Consolidation and Reclassification:  The accompanying consolidated financial statements include the accounts of Pacific Alliance Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statements presentation.  Such reclassification had no effect on net losses previously reported.  The accompanying consolidated financial statements have been retroactively adjusted to reflect the one-for-twenty reverse stock split effective on December 23, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition: The Company recognizes revenues from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.Revenue from  our logistics Company (freight hauling operations) is recognized upon delivery and acceptance of the delivered product..

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

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions") which governs the information that a not-for-profit entity should provide in its

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – BUSINESS ACQUISITIONS

Merger with Superior Filtration Products, LLC

Pursuant to terms of an Exchange Agreement dated June 26, 2009, amended on July 31, 2009, the Company acquired all of the outstanding membership interests of Superior from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”). Not earlier than December 1, 2009, the 1,000,000 shares of Series A Preferred Stock are convertible into 30,330,000 post-split (606,600,000 pre-split) shares of the Company’s common stock.  Assuming that the shares of Series A Preferred Stock had been converted into Pacific’s common stock on the closing date, the Superior Members would own approximately 88.04% of the total shares of Pacific’s common stock then issued and outstanding following the Closing.

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

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisition was accounted for as a purchase transaction under FASB ASC No. 805 “Business Combinations), and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Star Leasing, Inc. have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

The purchase price was  $4.5 million. Direct transaction costs incurred in connection with the acquisition were immaterial.  The purchase price allocations for this acquisition are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of the acquired assets and liabilities becomes available.  Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill and /or other tangible and intangible assets.

The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$ 3,844,852
Property and equipment	12,648,644

Liabilities assumed	(11,993,496)
Total purchase price	$ 4,500,000

NOTE 3 – BUSINESS ACQUISITIONS (CONTINUED)

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six months ended June 30, 2009 assuming Star Leasing had been acquired at the beginning of the period presented:

2009
Net revenue	$ 4,618,203
Net income (loss)	$ (310,888)
Basic and diluted earnings per share	$ (0.14)

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	As of	As of
	June 30, 2010	December 31, 2009
Accounts Receivable, Net
Accounts Receivable	$3,385,118	$909,020
Allowance for Bad Debt	-	-
Total Accounts Receivable, Net	$3,385,118	$909,020

Inventory
Raw Materials	$1,315,728	$783,032
Work-in Process	-	-
Packaging Supplies	16,850	15,161
Finished Goods	860,302	450,875
Total Inventory	$2,192,880	$1,249,068

Property and Equipment, Net
Land and Buildings	$4,682,126	$-
Automobile, Trailers and Tractors	18,904,750	42,125
Machinery and Equipment	457,911	199,740
Office Furniture and Equipment	455,622	7,218
Tools and Dies	85,420	53,420
	24,585,829	302,503
Accumulated Depreciation	(11,707,697)	(122,450)
Total Property and Equipment, Net	$12,878,132	$180,053

Accrued Liabilities
Accrued payroll and related taxes	$442,364	$437,059
Other accrued liabilities	177,117	1,203
Total Accrued Liabilities	$619,481	$438,262

Note 5 - Notes Payable Notes payable consisted of the following as of June 30, 2010 Bank credit line of $1,500,000, collateralized by accounts receivable of and commercial property. Interest is payable monthly at 5.5%. The line of credit is set to expire September 30, 2010	$1,445,184
Bank credit line of $125,000, collateralized by accounts receivable of the company and commercial property. Interest is payable monthly at 5.5%. The line of credit is set to expire October 10, 2010	125,000
Bank credit line of $250,000, collateralized by accounts receivable of the company and commercial property. Interest is payable monthly at prime plus 6%. The line of credit is set to expire October 20, 2010	250,000
Note payable to a local government in monthly installments of $1,097 at 6% per annum. The note matures on December 1, 2019.	94,442
Notes payable to banks and finance companies, collateralized by tractors, trailers and other equipment in monthly installments of approximately $216,000 at varying interest rates, with final maturity dates ranging from 2010 to 2013.	5,679,496

7,594,122
Less: Current Maturities	(4,066,933)
Long-term debt	$3,527,189

.

NOTE 6 – SUBSCRIPTION RECEIVABLE

On November 1, 2007, Superior agreed to issue 1,250,000 membership units of Superior (approximately 4% of total membership units) to a service provider (Star Leasing) for a subscription receivable of $1,250,000. The consideration for the units was payable in kind by and through the freight services provided by the provider.  On January 1, 2010, the service provider (Star Leasing)  was acquired by the Company and the membership units in Superior were cancelled and returned.

On December 6, 2007, the Company agreed to issue 1,100,000 membership units of the Company (approximately 3.6% of total membership units) for a note receivable of $250,000. The note carries interest at 8% and due on December 5, 2011.  These units were converted to shares of the Companys common stock in 2009.

NOTE 7 – STOCKHOLDERS’ EQUITY

In July 2009, the Company commenced the private placement sale of Series B preferred stock at $1.00 per share.  The private placement was closed in March 2010. As of June 30, 2010, the Company sold and issued 2,622,149 shares of Series B preferred stock. Each Series B share had one voting right and is convertible into one share of the Company’s common stock.

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                               For the three        For the three         For the six          For the six

        months ended      months ended        months ended    months ended

        June 30, 2010        June 30, 2009      June 30, 2010   June 30, 2009

Net Income/ per share, Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.01
Weighted Average Number of Common Shares	18,882,267	2,257,405	18,882,267	2,257,405

.

Net Income/ per share, Fully Diluted	$ 0.00	$ 0.01	$ 0.01	$ 0.01
Weighted Average Number of Common Shares	50,530,493	2,257,405	49,212,175	2,257,405

.

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

During the six months ended June 30, 2010, sales from three customers amounted to $7,083,496 and comprised approximately 58% of total product sales. The loss of any of these customers could have a material adverse effect on the

Company. The total amount due from these customers was $1,056,443.97 as of June 30, 2010. Management believes that accounts receivable from these customers are fully collectible.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company purchases materials from a supplier, which is owned and controlled by the Company’s president.    Services and products purchased from this supplier were $252,799 in the first six months of 2010 and $139,887  in the first six months of 2009. This Supplier has a note receivable to the Company in the amount of $346,230.

During 2009, the Company received $250,000 from issuing a note payable to an affiliate of Pacific’s former president and current secretary. The note was unsecured, due in three months from the date of the note, and bore interest at 8% per annum. The note was repaid in October 2009.  In consideration of the note payable, the Company also issued a warrant to purchase 25,000 post-split (500,000 pre-split) shares of the Company’s common stock. The warrant is exercisable at $1.00 post-split ($0.05 pre-split) per share and expires on June 30, 2014.

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

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months ended
	June 30,
	2010	2009(1)
Net Revenue:
Air Filtration Sales	$ 1,041,863	$ 764,898
Logistic Services	5,435,437	-
Less: Intersegment sales	305,544	-
Net Revenue by Reportable Segment	6,171,757	764,898
All Other Operating Revenue	-	-
Consolidated Net Revenue	$ 6,171,757	$ 764,898
Operating Income :
Air Filtration Sales	$ 78,651	$ 24,421
Logistic Services	234,572	-
Operating Income by Reportable Segment	313,223	24,421
All Other Operating Loss	6,812	-
Consolidated Operating Income	$ 306,412	$ 24,421
Net Income :
Air Filtration Sales	$ 78,651	$ 14,421
Logistic Services	112,402	-
Net Income by Reportable Segments	191,053	14,421
All Other Net Loss	6,811	-
Consolidated Net Income	$ 184,242	$ 14,421

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months ended
	June 30,
	2010	2009(1)
Net Revenue:
Air Filtration Sales	$ 2,095,582	$ 1,158,017
Logistic Services	10,653,133	-
Less: Intersegment sales	(610,285)	-
Net Revenue by Reportable Segment	12,138,430	1,158,017
All Other Operating Revenue	-	-
Consolidated Net Revenue	$ 12,138,430	$ 1,158,017
Operating Income (Loss):
Air Filtration Sales	$ 181,884	$ 47,333
Logistic Services	633,381	-
Operating Income (Loss) by Reportable Segment	815,265	47,333
All Other Operating Loss	(15,852)	-
Consolidated Operating Income (Loss)	$ 799,413	$ 47,333
Net Income (Loss):
Air Filtration Sales	$ 181,884	$ 27,333
Logistic Services	399,642	-
Net Income (Loss) by Reportable Segments	581,526	27,333
All Other Net Loss	15,852	-
Consolidated Net Income (Loss)	$ 565,674	$ 27,333

	June 30,
Total Assets:	2010	2009(1)
Air Filtration Sales	$ 2,810,994	$ 1,548,056
Logistic Services	16,666,938
	19,477,932	1,548,056
All other segments		-
Consolidated assets	$19,477,932	$ 1,548,056

(1)	For periods ended March 2009, the Company had only one segment since the merger of Superior Filtration and Pacific Alliance, and the acquisition of Star leasing took place after that.

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

General

On June 26, 2009, Pacific Alliance Corporation, a Delaware corporation “Pacific” or (the “Company”), entered into an Exchange Agreement (the “Exchange Agreement”) with Superior Filtration Products, LLC, a Florida limited liability Company (“Superior”),  and the members of Superior  (“Superior Members”). The Exchange Agreement and the acquisition agreed to therein, was closed (the “Closing”) on October 30, 2009 (the “Closing Date”).  In connection with the acquisition of Superior, the three existing directors of Pacific remained as directors and two designees of Superior were appointed as additional directors.  The pre-closing president, vice president and treasurer of Pacific resigned as officers of Pacific and a new CEO/President/Treasurer, Steven Clark, was appointed.  The pre-closing secretary of Pacific, David Knudson, remained as secretary of Pacific. Effective on the Closing Date, pursuant to the Exchange Agreement, Superior became a wholly-owned subsidiary of Pacific, and the business of Superior became the business of Pacific.

Overview

Superior was formed in October 2007 and occupied its lease space in Ogden, Utah on December 6, 2007. From January to September 2008, the plant and equipment were placed in service, but Superior did not commence operations until October of 2008.  Superior designs, manufactures and markets a broad range of air filtration products, air filters, holding frames, and air filter housings. As a manufacturer of commercial, industrial, and residential air filters, housing and frames, we make a wide variety of products for removing and controlling airborne particulates and gaseous contaminants.  We also design and manufacture some of our own production equipment.

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

Effective January 1, 2010, we closed the acquisition of Star Leasing, Inc. (“Star Leasing”).

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

Depreciation and amortization expenses which result from the depreciation of our property and equipmentResults of Operations

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

The following summary tables present a comparison of our results of operations for the three months ended June 30, 2010, and the six months ended June 30, 2010 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net revenues	$6,171,757	$764,898
Cost of revenues	5,255,102	615,416
Gross profit	916,655	149,482
Gross Margin	15%	20%
Selling, general, and administrative expenses	610,243	125,062
Research and development expenses	-0-	75,000
Depreciation and amortization expenses	408,975	15,613
Other income (expense)	(122,170)	(10,000)
Net Income	$184,242	$14,421

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net revenues	$12,138,430	$1,158,017
Cost of revenues	10,136,727	907,350
Gross profit	2,001,703	250,667
Gross Margin	16%	22%
Selling, general, and administrative expenses	1,202,290	203,334
Research and development expenses	-0-	75,000
Depreciation and amortization expenses	808,871	32,617
Other income (expense)	(233,739)	(20,000)
Net income	$565,674	$27,333

Three Months Ended June 30, 2010 Compared to June 30, 2009 and the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Revenues. Sales for the three months ended June 30, 2010 were $6,171,757 compared to sales of $764,898 for the three months ended June 30, 2009. Sales increased 707% in 2010 over the prior year period due to the acquisition of Star Leasing.  Sales for the six months ended June 30, 2010 were $12,138,430 compared to sales of $1,158,017 for the six months ended June 30, 2009.  Sales increased 948% in 2010 over the prior year period due to the acquisition of Star Leasing.

Cost of Revenues. Cost of revenue for the three months ended June 30, 2010 were $5,255,102 compared to cost of revenue of $615,416 for three months ended June 30, 2009.  Costs for the three month period increased 754% in 2010 over the prior year period due to increase in revenues from Star Leasing.  Cost of revenue for the six months ended June 30, 2010 were $10,136,727 compared to cost of revenue of $907,350 for the six months ended June 30, 2010.  Costs for the six month period increased 1,017% in 2010 over the prior year period due to increase in revenues from Star Leasing.

Gross Margins. Gross margin for the three months ended June 30, 2010 decreased to 15% compared to 20% from the prior year period. Gross margin for the six months ended June 30, 2010 decreased to 16% compared to 22% from the prior year period.  The loss of gross margin is directly related to lower gross margins experienced by Star Leasing.  Star Leasing operates at a lower gross margin than Superior due to the capital intense nature of its operation.

Gross Profit. Gross profit was $916,655 for the three months ended June 30, 2010 compared to a gross profit of $149,482 for the prior year period.  Gross profit was $2,001,703 for the six months ended June 30, 2010 compared to a gross profit of $250,667 for the prior year period.  Gross profit in both periods increased over the prior year periods due to the acquisition of Star Leasing.

Selling, General, and Administrative Expenses. SG&A was $610,243 for the three months ended June 30, 2010 compared with SG&A of $125,061 for the three months ended June 30, 2009.  SG&A was $1,202,290 for the six months ended June 30, 2010 compared with SG&A of $203,334 for the six months ended June 30, 2010.  SG&A increased due to the acquisition of Star Leasing and the opening of two direct sales offices in New Mexico and Colorado.

Research and Development Expenses. Research and development expenses were $-0- for the three months ended June 30, 2010 and  $ -0- for the six months ended June 30, 2010 compared to $75,000.00for the prior year. Research and development costs are incurred as new filter concepts and products are brought to market. We have developed various new products over the last two years and intend to continue this effort into the future.

Depreciation and Amortization Expenses. Depreciation was $408,975 for the three months ended June 30, 2010 compared to $15,613 for the three months ended June 30, 2009 and depreciation was $808,871 for the six months ended June 30, 2010 and  $32,617 for the six months ended June 30, 2009.  Depreciation expense has a direct correlation to the amount of equipment that is being placed in service and the acquisition of Star Leasing. As new filter making lines and new tractors and trailers are placed in service, we expect depreciation expense will continue to increase.

Net Income. The net income for the three months ended June 30, 2010 was $184,242 compared to a net income of $14,421 for the three months ended June 30, 2009. The net income for the six months ended June 30, 2010 was $565,674 compared to a net income of $27,333 for the six months ended June 30, 2009.  Both Star Leasing and Superior Filtration generated income for the quarter and the first six months of the year.  Operations were negatively impacted due to start up costs incurred as new filter making lines were placed in service and the two new direct offices. The profitability from the older filter making lines will be offset by the new lines as they are added until the company reaches its normal operating capacity, which management anticipates will be some time in 2011. Profitability overall will also be impacted  by the profitability of the two new direct offices.  Our New Mexico Office generated a profit for the three months ended June 30, 2010 and we expect both offices to generate a profit by the fourth a quarter of this year.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and payments received from our customers.  We are in the process of expanding our current line of credit to provide additional capital.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our equity securities.  In assessing our liquidity, our management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  For the company to grow at its current pace we will need to fund our growth through the sale of shares of our equity securities.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2010 and for the six months ended June 30, 2009.

	2010	2009
Net cash generated (used by) operating activities	$454,110	$(455,858)
Net cash generated (used by) investing activities	$(1,173,975)	$(59,279)
Net cash provided by financing activities	$211,620	$277,405
Net increase (decrease) in cash and cash equivalents during period	$(508,246)	$(237,732)

Net Cash Used By Operating Activities. Cash generated by operating activities was $454,110 for the six months ended June 30, 2010 compared to $455,858 used by operating activities for the six months ended June 30, 2009. The primary source of cash from operations relates to an increase in depreciation due to the acquisition of Star Leasing.. As the company continues to expanded we will require additional cash to expand its operations as we did during the first six months of 2009..

Net Cash Generated (Used By) Investing Activities. Cash used in investing activities was $1,173,975 for the six months ended June 30, 2010 compared with $59,279 used by operations for the six months ended June 30, 2009. The primary use of cash from investing activities was to acquire additional filter making equipment, tractors and trailers.. The company intends to expand its operations over the next two years which will require additional cash to facilitate this growth.

Net Cash Provided by Financing Activities. Cash from financing activities was $211,620 for the six months ended June 30, 2010 compared to $277,405 for the six months ended June 30, 2009. As the operations continue to expand we will acquire additional capital to expand our operations and will need to raise additional capital.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Superior has not compensated certain members of its management.  Accordingly, our financial statements do not reflect compensation expenses for such persons.  If we had compensated such management on a reasonable basis, our total operating expenses would have been greater, which would have adversely affected the amount of income  for the six months ended June 30, 2010 and the size of our income for the six months ended June 30, 2009.

 It is difficult to anticipate future levels of income and loss while the company expands its operation.  During the second quarter of 2009, Superior opened two direct offices in Albuquerque, New Mexico and Denver,  Colorado which reduced earnings from operations by approximately $76,000 for the year ended December 31, 2009 and $45,000 for the six months ended June 30, 2010.   On September 9, 2009, Superior signed a ten year exclusive distribution and resale agreement with Petersen Incorporated and Energy Solutions, LLC related to its nuclear filtration line of products.  We expect that agreement may have a positive impact on operations in by the fourth quarter of 2010.

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

Critical Accounting Policies.

We have adopted a number of critical accounting policies relating to our operation of the manufacture and distribution of air filtration products and our related logistics company.  These accounting policies require significant judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies, the underlying judgments and uncertainties regarding our application of those policies to our assets and operations and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, are as follows:

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

-

Revenue Recognition: The Company recognizes revenues from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.Revenue from  our logistics Company (freight hauling operations) is recognized upon delivery and acceptance of the delivered product..

-

-

-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Except for the payment of accrued taxes, rent, leases, and other payables, all of which are described in the financial statements attached hereto, we have no contractual commitments or obligations.

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

Effective July 1, 2009, we adopted the “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), (formerly, SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This new standard establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  The Codification now supersedes all previous-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has now become non-authoritative.  Now that the Codification is in effect, all of its content carries the same level of authority.  The adoption of this standard did not have an impact on our consolidated financial statements.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 1A.  RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2010 we issued shares of our restricted common stock to the following:

Recipient	Number of Shares	Attributed Value (1)
Private Placement Participants	Series B Preferred 2,622,149	$2,616,038
Randal Menscer	Common Shares 15,000,000	$4,500,000

(1).

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

Dated: August 23, 2010

PACIFIC ALLIANCE CORPORATION

By/s/ Steven Clark

President/Principal Executive and Financial Officer