Form 10-Q
period 2010-09-30
PACIFIC ALLIANCE CORP
filed 2010-11-19
CIK 801904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

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

At October 15, 2010, 18,882,267 shares of common stock of the Company were outstanding, with an additional 1,000,000 shares of Preferred A stock outstanding, convertible into 30,330,000 shares of common stock, and 2,622,149 shares of Preferred B stock outstanding, convertible into 2,622,149 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of matters to a vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

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

Our unaudited balance sheet at September 30, 2010 and our audited balance sheet at December 31, 2009; the related unaudited statements of operations for the three and  nine month  periods ended September 30, 2010 and 2009 ; and the related unaudited statements of cash flows for the nine month periods ended September 30, 2010 and 2009 are attached hereto.

CONSOLIDATED BALANCE SHEETS (unaudited)

	As of	As of
	September 30	December 31
	2010	2009
	(Unaudited)	(Unaudited)
ASSET
Current Assets
Cash	$ 212,035	$ 610,088
Accounts recivable, net	$ 3,493,976	$ 909,020
Inventory	$ 1,902,243	$ 1,249,068
Prepaid expenses	$ 420,298	$ 3,350
Other current assets	$ 51,095	$ 0
Note receivable, related party	$ 272,636	$ 0
Total Current Assets	$ 6,352,283	$ 2,771,526
Property and equipment, net	$ 12,534,200	$ 180,053
TOTAL ASSETS	$ 18,886,483	$ 2,951,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,800,426	$ 322,899
Line of	$ 1,870,334	$ 0
Notes payable, current maturities	$ 2,750,117	$ 0
Accrued	$ 492,906	$ 438,262
Notes payable to related	$ 36,686	$ 167,600
Total Current	$ 6,950,469	$ 928,761

Long-Term
Deferred income tax liability	$ 517,669	$ 0
Notes payable, net of current	$ 2,903,514	$ 0
Total Long-Term	$ 3,421,183	$ 0
Total	$ 10,371,652	$ 928,761

Stockholders' Equity
Common Stock, par value $0.001, authorized 250,000,000
18,882,267 and 3,882,267 shares issued and outstanding	18,882	3,882
Series A Preferred shares, par value $0.001, authorized 5,000,000 shares;
1,000,000 shares issued and	1,000	1,000
Series B Preperred shares, no par value, authorized 3,300,000 shares;	$ 0	$ 0
2,622,149 and none issued and outstanding, respectively	$ 2,593,945	$ 0
Paid-in	$ 6,028,123	$ 2,428,884
Preferred stock	$ 0	$ 1,269,000
Subscriptions	-$250,000	-$1,135,761
Retained earnings (accumulated deficit)	$ 122,881	-$544,187
Total Stockholders'	$ 8,514,831	$ 2,022,818

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 18,886,483	$ 2,951,579

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Sales:
Sales-products	$ 1,097,473	$ 843,633	$ 2,751,904	$ 1,916,219
Sales-services	5,426,068	-	15,910,066	-
Total Sales	6,523,541	843,633	18,661,970	1,916,219

Cost of Sales:
Cost of Sales-products	886,536	823,734	2,098,504	1,764,781
Cost of Sales-services	4,721,608	-	13,646,366	-
Total Cost of Sales	5,608,144	823,734	15,744,870	1,764,781

Gross Profit	915,397	19,899	2,917,100	151,438

Operating Expenses:
Selling, General and Administrative Expenses	623,127	123,515	1,825,414	353,728
Total Operating Expenses	623,127	123,515	1,825,414	353,728

Operating Income (Loss)	292,270	(103,616)	1,091,686	(202,290)

Other Expenses and (Income):
Interest, other expenses and (income)	190,879	(234)	424,618	(990)
Total Other Expenses and (Income)	190,879	(234)	424,618	(990)

Income (Loss) before taxes	101,391	(103,382)	667,068	(201,300)

Provision for Income taxes	-	-	-	-

Net Income (Loss)	$ 101,391	$ (103,382)	$ 667,068	$ (201,300)

Net Income (Loss) per share, Basic	$ 0.01	$ (0.05)	$ 0.04	$ (0.09)

Net Income(Loss) per share, Fully Diluted	$ 0.00	$ (0.05)	$ 0.01	$ (0.09)

Weighted Average Number of Common Shares	18,882,267	2,257,405	18,882,267	2,257,405

Weighted Average Fully Diluted Common Shares	51,834,234	2,257,405	50,969,879	2,257,405

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30	September 30
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 667,068	($201,300)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) in Operations:
Depreciation	$ 1,232,058	$ 46,610
(Increase) Decrease in:
Accounts receivable	($601,417)	($400,105)
Inventory	($637,025)	($275,701)
Prepaid expense and other expenses	($317,389)	$ 0
Increase (Decrease) in:
Accounts payable and Accrued expenses	$ 183,566	$ 125,511
Net Cash Provided by (Used in) Operating Activities	$ 526,861	($704,985)

Cash Flow from Investing Activities
Proceeds from sale of marketable securities	$ 30,560	$ 0
Purchase of property and equipment	($803,310)	($95,102)
Increase in note receivable, related party, net of payments	($272,636)	$ 0
Net Cash Used In Investing Activities	($1,045,386)	($95,102)

Cash Flow from Financing Activities:
Line of Credit	($4,666)	$ 0
Proceeds from notes payable	$ 309,988	$ 538,600
Payments to notes payable to related parties	($226,113)	$ 0
Payments to Capital Leases	($1,627,012)	$ 0
Proceeds from preferred stock subscriptions	$ 1,324,945	$ 0
Members distributions prior to the Merger	$ 0	($152,000)
Subscription receivable	$ 343,330	$ 195,493
Net Cash Flow Provided by Financing Activities	$ 120,472	$ 582,093

Net Decrease in Cash	($398,053)	($217,994)
Cash Balance at Beginning of Period	$ 610,088	$ 260,781
Cash Balance at End of Period	$ 212,035	$ 42,787

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - continued

	For the nine	For the nine
	months ended	months ended
	September 30	September 30
	2010	2010
Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$ 0	$ 0
Interest Paid	$ 424,618	$ 0

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock to acquire Star Leasing, Inc.
Net tangible assets acquired	$ 3,844,852	$ 0
Property plant and equipment	$ 12,648,644	$ 0
Net liabilities assumed	-$11,993,496	$ 0
Total Purchase Price	$ 4,500,000	$ 0

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 30, 2009, Pacific Alliance Corporation (“Pacific” or the “Company”) completed a "reverse acquisition" transaction with Superior Filtration Products LLC ("Superior”), from which the Company acquired all of the outstanding membership interests of Superior from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”). The 1,000,000 shares of Series A Preferred Stock are convertible into 606,000,000 pre-split shares of the Company’s common stock.  Assuming that the shares of Series A Preferred Stock had been converted into Pacific’s common stock on the closing date, the Superior Members would own approximately 88.04% of the total shares of Pacific’s common stock then issued and outstanding following the Closing. The reverse acquisition was completed pursuant to the Exchange Agreement (the “Exchange Agreement”) dated as of June 26, 2009, amended on July 31, 2009.  Subsequent to the Merger, the Company continued as the surviving entity and ceased  being a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

For accounting purposes, Superior was the acquirer in the reverse acquisition transaction, and consequently the assets and liabilities and the historical operations reflected in the financial statements are those of Superior and are recorded at the historical cost basis of Superior. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Superior. Since the reverse acquisition transaction was in substance a recapitalization of the Company and is not a business combination, pro forma information was not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying consolidated statements of operations.

Superior was organized under the laws of the state of Florida on October 22, 2007 and is headquartered in Ogden, Utah. Superior designs, manufactures and markets a broad range of air filtration products, including (i) high-end High Efficiency Particulate Air (HEPA) filters, with at least 99.97% efficiency rating, and  isolation barriers for the creation of synthesized atmospheres to control manufacturing environments and for control and containment of contaminants and toxic gases in certain manufacturing processes; (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by minimum efficiency reporting values (MERV) ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters with efficiency ratings at 35% or better for standard residential and commercial furnace and air conditioning applications.

As a manufacturer of commercial, industrial, and residential air filters, Superior makes a variety of products for removing and controlling airborne particulates and gaseous contaminants.

On January 1, 2010, the Company completed the acquisition of Star Leasing, Inc., a North Carolina corporation (Star Leasing).  The Company acquired all of the outstanding stock of Star Leasing for 15,000,000 million common shares of Pacific.  The acquisition was completed pursuant to the Agreement and Plan of Merger that was dated October 1, 2009.  The audited financial statements of Star Leasing and proforma statements of operations are incorporated by reference in a Form 8-K filed on June 21, 2010.

Star Leasing, headquartered in Fayetteville, North Carolina, is a full service trucking, logistical, warehousing and brokerage company.  Star Leasing was founded in 1983 and currently has more than 100 employees.  It has operations in 48 states, Canada and Mexico.  Since its formation, Star Leasing has expanded its business to include full-circle logistical and brokerage services, warehousing, and distribution. Star Leasing provides local delivery for its warehousing and distribution services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information The financial information at September 30, 2010 and for the three months ended September  30, 2010 and 2009, and for the nine months ended September 30, 2010 and 2009 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended September 30, 2010, and the nine months ended September 30, 2010,  may  not be indicative of results for the year ending December 31, 2010 or any future periods.

Principles of Consolidation and Reclassification:  The accompanying consolidated financial statements include the accounts of Pacific Alliance Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statement presentation.  Such reclassifications had no effect on net losses previously reported.  The accompanying consolidated financial statements have been retroactively adjusted to reflect the one-for-twenty reverse stock split effective on December 23, 2009.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Impairment of Long-Lived Assets The Company accounts for the impairment of long-lived assets, such as fixed assets, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”) 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports impairment costs as a charge to operations at the time they are identified. During the three months ended September 30, 2010 and  2009, there was no impairment of long-lived assets.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Income (Loss) Per Common Share: The Company accounts for income (loss) per share in accordance with ASC 260, “Earnings Per Share.”  ASC 260 requires that presentation of basic and diluted earnings per share for entities with complex capital structures.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of stock warrants and shares issuable under convertible preferred stock.

Revenue Recognition: The Company recognizes revenues from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.  Revenue from the logistics Company (freight hauling operations) is recognized upon delivery and acceptance of the delivered product.

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2009, the FASB ASC 860-10, which eliminates the concept of a qualifying special-purpose entity ("QSPE"), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this codification did not have material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB ASC 810-10-65, which amends the consolidation guidance applicable to a variable interest entity ("VIE"). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The adoption of this codification did not have material impact on the Company’s financial position, results of operations and cash flows.

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

Management does not believe that any other recently issued , but not yet effective accounting standards, if adopted, will have a material effect on the financial statements.

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

The acquisition was a reverse takeover transaction whereby Superior was identified as the acquirer (accounting parent) of Pacific. The purchase price of Superior was assumed to be equal to its book value and no goodwill was recorded on the transaction. The amount ascribed to the shares issued to the Superior members represents the net book value of Pacific at date of closing October 30, 2009.

Details of the net liabilities assumed from Pacific at book value at the closing date are as follows:

Current liabilities:
Accounts Payable	$18,213
Cash overdraft	19,026
Tax liabilities	362,639
399,878

Net liabilities assumed	$(399,878)

Acquisition of Star Leasing, Inc.

On January 1, 2010, the Company completed the acquisition of all issued and outstanding shares of common stock of Star Leasing, Inc. (“Star Leasing”) pursuant to the Agreement and Plan of Merger that was dated October 1, 2009. The purchase price for this acquisition was 15,000,000 shares of the Company’s common stock, approximately valued at $0.30 per share, which is the average price of the Company’s common stock over the five trading days immediately preceding and two trading days immediately following October 1, 2009.

The acquisition was accounted for as a purchase transaction under FASB ASC No. 805 “Business Combinations”, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Star Leasing, Inc. have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

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

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$3,844,852
Property and equipment	12,648,644
Total assets	16,493,496
Less liabilities assumed	(11,993,496)
Total purchase price	$4,500,000

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended September 30, 2009 assuming Star Leasing had been acquired at the beginning of the period presented:

2009
Net revenue	$ 14,067,397
Net loss	$ (321,771)
Basic and diluted earnings per share	$ (0.02)

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	September 30,2010	December 31, 2009
Accounts Receivable, Net
Accounts Receivable	$3,493,976	909,020
Allowance for Bad Debts	-	-
Total Accounts Receivable, Net	$3,493,976	909,020

Inventory
Raw Materials	$1,040,504	783,032
Work-in Process	-	-
Packaging Supplies	32,950	15,161
Finished Goods	828,789	450,875
Total Inventory	$1,902,243	1,249,068

Property and Equipment, Net
Land and Buildings	$4,682,124	-
Automobile, Trailers and Tractors	18,798,959	42,125
Machinery and Equipment	884,738	199,740
Office Furniture and Equipment	187,778	7,218
Tools and Dies	88,911	53,420
	24,642,510	302,503
Accumulated Depreciation	(12,108,310)	(122,450)
Total Property and Equipment, Net	$12,534,200	180,053

Accrued Liabilities
Accrued payroll and related taxes	$431,566	437,059
Other accrued liabilities	61,340	1,203
Total Accrued Liabilities	$492,906	438,262

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Notes Payable Notes payable consisted of the following as of September 30, 2010
Bank credit line of $1,500,000, collateralized by accounts receivable and commercial property. Interest is payable monthly at 5.5%. The line of credit is set to expire September 30, 2011	$ 1,500,000
Bank credit line of $125,000, collateralized by accounts receivable of the company and commercial property. Interest is payable monthly at 5.5%. The line of credit is set to expire September 30, 2011	124,015
Bank credit line of $250,000, collateralized by accounts receivable of the company and commercial property. Interest is payable monthly at prime plus 6%. The line of credit is set to expire September 30, 2011	246,319
Note payable to a local government in monthly installments of $1,097 at 6% per annum. The note matures on December 1, 2019.	92,550
Notes payable to banks and finance companies, collateralized by tractors, trailers and other equipment in monthly installments of approximately $216,000 at varying interest rates, with final maturity dates ranging from 2010 to 2013.	5,561,081

7,523,965
Less: Current Maturities	(4,620,451)
Long-term debt	$ 2,903,514

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

On December 6, 2007, the Company agreed to issue 1,100,000 membership units of the Company (approximately 3.6% of total membership units) for a note receivable of $250,000. The note carries interest at 8% and due on December 5, 2011.  These units were converted to shares of the Company’s common stock in 2009.

NOTE 7 – STOCKHOLDERS’ EQUITY

In July 2009, the Company commenced the private placement sale of Series B preferred stock at $1.00 per share.  The private placement was closed in March 2010. As of March 31, 2010, the Company sold and issued 2,622,149 shares of Series B preferred stock. Each Series B share had one voting right and is convertible into one share of the Company’s common stock.

On October 30, 2009, the Company completed a "reverse acquisition" transaction with Superior Filtration Products LLC ("Superior”), from which the Company acquired all of the outstanding membership interests of Superior from the Superior Members in exchange for 1,000,000 shares of Pacific Series A Convertible Preferred Stock (“Series A Preferred Stock”). The 1,000,000 shares of Series A Preferred Stock are convertible into 606,000,000 pre-split shares of the Company’s common stock.  After giving effect to the 20 to 1 reverse split the shares are now

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

convertible into 30,300,000 shares of the Company’s common stock. The reverse acquisition was completed pursuant to the Exchange Agreement (the “Exchange Agreement”) dated as of June 26, 2009, amended on July 31, 2009.  Subsequent to the Merger, the Company continued as the surviving entity and ceased being a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended Sept. 30, 2010	For the three months ended Sept. 30, 2009	For the nine months ended Sept. 30, 2010	For the nine months ended Sept. 30, 2009
Net Income/ per share, Basic	$ 0.01	$ (0.05)	$ 0.04	$ (0.09)
Weighted Average Number of Common Shares	18,882,267	2,257,405	18,882,267	2,257,405

Net Income/ per share, Fully Diluted	$ 0.00	$ (0.1)	$ 0.01	$ (0.09)
Weighted Average Number of Common Shares	51,834,324	2,257,405	50,969,879	2,257,405

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

During the nine months ended September 30, 2010, sales from three customers amounted to $8,643,739 and comprised approximately 46% of total product sales. The loss of any of these customers could have a material adverse effect on the

Company. The total amount due from these customers was $1,136,900 as of September 30, 2010. Management believes that accounts receivable from these customers are fully collectible.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company purchases materials from a supplier, which is owned and controlled by the Company’s president.    Services and products purchased from this supplier were $305,170 in the first nine months of 2010 and $253,315 in the first nine months of 2009. This Supplier has a note receivable to the Company in the amount of $272,636.

As of September 30, 2010 the Company had a note payable of $36,686 to a director of the Company. The note bears interest at 6% per annum and due on demand.

During 2009, the Company received $250,000 from  issuing a note payable to an affiliate of Pacific’s former president and current secretary. The note was unsecured, due in three months from the date of the note, and bore interest at 8% per annum. The note was repaid in October 2009.  In consideration of the note payable, the Company also issued a warrant to purchase 25,000 shares of the Company’s common stock. The warrant is exercisable at $1.00 per share and expires on June 30, 2014.

NOTE 11 – SEGMENT REPORTING

The Company reviews the operating segments’ income to evaluate performance and to allocate resources. The operating companies' income for the reportable segments excludes income taxes. Provision for income taxes is centrally managed at the corporate level, and accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

PACIFIC ALLIANCE CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months ended
	September 30,
	2010	2009(1)
Net Revenue:
Air Filtration Sales	$ 1,472,882	$ 843,633
Logistic Services	5,527,986	-
Less: Intersegment sales	(477,327)	-
Net Revenue by Reportable Segment	6,523,541	843,633
All Other Operating Revenue	-	-
Consolidated Net Revenue	$ 6,523,541	$ 843,633
Operating Income (Loss) :
Air Filtration Sales	$ 89,100	$ (103,616)
Logistic Services	209,676	-
Operating Income by Reportable Segment	298,776	(103,616)
All Other Operating Loss	(6,506)	-
Consolidated Operating Income (Loss)	$ 292,270	$ (103,616)
Net Income :
Air Filtration Sales	$ 89,100	$ (103,382)
Logistic Services	18,797	-
Net Income by Reportable Segments	107,897	(103,382)
All Other Net Loss	(6,506)	-
Consolidated Net Income	$ 101,391	$ (103,382)

	Nine Months ended
	September 30,
	2010	2009(1)
Net Revenue:
Air Filtration Sales	$ 3,568,464	$ 1,916,219
Logistic Services	16,181,119	-
Less: Intersegment sales	(1,087,613	-
Net Revenue by Reportable Segment	18,661,970	1,916,219
All Other Operating Revenue	-	-
Consolidated Net Revenue	$ 18,661,970	$ 1,916,219
Operating Income (Loss):
Air Filtration Sales	$ 270,987	$ (202,290)
Logistic Services	843,057	-
Operating Income (Loss) by Reportable Segment	1,114,044	(202,290)
All Other Operating Loss	(22,358)	-
Consolidated Operating Income (Loss)	$ 1,091,686	$ (202,290)
Net Income (Loss):
Air Filtration Sales	$ 270,987	$ (201,300)
Logistic Services	418,439	-
Net Income (Loss) by Reportable Segments	689,426	(201,300)
All Other Net Loss	(22,358)	-
Consolidated Net Income (Loss)	$ 667,068	$ (201,300)

	September 30,
Total Assets:	2010	2009(1)
Air Filtration Sales	$ 2,791,037	$ 1,580,869
Logistic Services	16,095,446	__________
	18,886,483	1,580,869
All other segments		-
Consolidated assets	$ 18,886,483	$ 1,580,869

(1	For periods ended September 2009, the Company had only one segment since the merger of Superior Filtration and Pacific Alliance, and the acquisition of Star leasing took place after that.

NOTE 12 – LEGAL PROCEEDINGS

On September 15, 2010 Superior Filtration Products, Inc.was served with a complaint in the United States District Court for the Eastern District of North Carolina, Eastern Division, (Flanders Corporation ad Flanders Filters, Inc. v. Superior Filtration Products, LLC and EnergySolutions, LLC, Civil Action No. 4:10-CV-122) in an action for copyright and trademark infringement and unfair competition. Superior Filtration Products, Inc. is currently evaluating the merits of this legal action.

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

General

On June 26, 2009, Pacific Alliance Corporation, a Delaware corporation (“Pacific” or the “Company”), entered into an Exchange Agreement (the “Exchange Agreement”) with Superior Filtration Products, LLC, a Florida limited liability Company (“Superior”),  and the members of Superior  (“Superior Members”). The Exchange Agreement and the acquisition agreed to therein, was closed (the “Closing”) on October 30, 2009 (the “Closing Date”).  In connection with the acquisition of Superior, the three existing directors of Pacific remained as directors and two designees of Superior were appointed as additional directors.  The pre-closing president, vice president and treasurer of Pacific resigned as officers of Pacific and a new CEO/President/Treasurer, Steven Clark, was appointed.  The pre-closing secretary of Pacific, David Knudson, remained as secretary of Pacific. Effective on the Closing Date, pursuant to the Exchange Agreement, Superior became a wholly-owned subsidiary of Pacific, and the business of Superior became the business of Pacific.

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

Until January 1, 2010, our revenues primarily are derived from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters. Our primary focus has been on high-technology companies in the semiconductor, hospitality, good processing, pharmaceutical and nuclear industries.  The filtration systems are the key element in a semiconductor fabrication facility, and most of the advances in air filtration technology in recent years have been driven by the demand from semiconductor manufacturers to have increasingly efficient and dependable filters for their manufacturing facilities.

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

•

Selling, general and administrative expenses, which consists primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees;

•

Depreciation and amortization expenses which result from the depreciation of our property and equipment

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

The following summary tables present a comparison of our results of operations for the three months ended September 30, 2010, and the nine months ended  September 30, 2010 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009
Net revenues	$6,523,541	843,633
Cost of revenues	5,608,144	823,734
Gross profit	915,397	19,899
Gross Margin	14%	2%
Selling, general, and administrative expenses	623,127	123,515
Research and development expenses	-0-	75,000
Depreciation and amortization expenses	423,187	13,993
Other income (expense)	(190,879)	234
Net Income (Loss)	$101,391	(103,382)

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009
Net revenues	$18,661,970	1,916,219
Cost of revenues	15,744,870	1,764,781
Gross profit	2,917,100	151,438
Gross Margin	16%	8%
Selling, general, and administrative expenses	1,825,414	353,728
Research and development expenses	-0-	75,000
Depreciation and amortization expenses	1,232,058	46,610
Other income (expense)	(424,618)	990
Net income (loss)	$667,068	(201,300)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Revenues. Sales for the three months ended September 30, 2010 were $6,523,541 compared to sales of $843,633 for the three months ended September 30, 2009. Sales increased 673% in 2010 over the prior year period due to the acquisition of Star Leasing.  Sales for the nine months ended September 30, 2010 were $18,661,970 compared to sales of $1,916,219 for the nine months ended September 30, 2009.  Sales increased 874% in 2010 over the prior year period due to the acquisition of Star Leasing.  Air Filtration sales for the three months ended September 30, 2010 were $1,097,473 compared to Air Filtration sales of $843,633 for the three months ended September 30, 2009. Sales increased 30% in 2010 over the prior year period. Sales increased due to the addition of the filter bag making machine and the expansion of our direct sales offices.

Cost of Revenues. Cost of revenue for the three months ended September 30, 2010 were $5,608,144 compared to cost of revenue of $823,734 for three months ended September 30, 2009.  Costs for the three month period increased 581% in 2010 over the prior year period due to an increase in revenues from Star Leasing.  Costs of revenue for the nine months ended September 30, 2010 were $15,744,870 compared to cost of revenue of $1,764,781 for the nine months ended September 30, 2009.  Costs for the nine month period increased 792% in 2010 over the prior year period due to an increase in revenues from Star Leasing.  Cost of revenues related to Air Filtration sales were $886,536 for the three months ended September 30, 2010 compared to cost of cost of revenues of $823,734 for the three months ended September 30, 2009.  Costs for the three month period increased by $62,802 due to the optimizing the filter lines, this was offset by the start up costs of the filter bag making machine.  Cost of Revenues related to Air Filtration sales for the nine months ended September 30, 2010 were $2,098,504 compared to cost of revenue of $1,764,781 for the nine months ended September 30, 2009.  Costs for the nine month period increased 19% in 2010 over the prior year period due to the increase in sales and addition of various filter manufacturing lines.

Gross Margins. Gross margin for the three months ended September 30, 2010 were 14% compared to 2% from the prior year period. Gross margin for the nine months ended September 30, 2010 increased to 16% compared to 8% from the prior year period.  The increase in gross margin is directly related to the efficiency of  the filter lines over the start up period of prior period.  The increase was offset by lower gross margins experienced by Star Leasing.  Star Leasing operates at a lower gross margin than Superior due to the capital intense nature of its operation.

Gross Profit. Gross profit was $915,397 for the three months ended September 30, 2010 compared to a gross profit of $19,899 for the prior year period.  Increase in gross profit is directly related to the efficiency of the filter operation and the acquisition of Star Leasing.  Gross profit was $2,917,100 for the nine months ended September 30, 2010 compared to a gross profit of $151,438 for the prior year period.  Gross profit in both periods increased over the prior year periods due to the acquisition of Star Leasing and the increased efficiency of the filter operation.

Selling, General, and Administrative Expenses. SG&A was $623,127 for the three months ended September 30, 2010 compared with SG&A of $123,515 for the three months ended September 30, 2009.  The increase in SG&A was directly related to acquisition of Star Leasing.  SG&A was $1,825,414 for the nine months ended September 30, 2010 compared with SG&A of $353,728 for the nine months ended September 30, 2009 .  SG&A increased due to the acquisition of Star Leasing and the opening of two direct sales offices in New Mexico and Colorado.

Research and Development Expenses. Research and development expenses were $-0- for the three months ended September  30, 2010 and  $ -0- for the nine months ended September 30, 2010 compared to $75,000 for both periods in the prior year. Research and development costs are incurred as new filter concepts and products are brought to market. The expansion of our product lines did not require any additional research and development.

Depreciation and Amortization Expenses. Depreciation was $423,187 for the three months ended September 30, 2010 compared to $13,993 for the three months ended September 30, 2009 and depreciation was $1,232,058 for the nine months ended September 30, 2010 and  $46,610 for the nine months ended September 30, 2009.  Depreciation expense has a direct correlation to the amount of equipment that is being placed in service and the acquisition of Star Leasing. As new filter making lines and new tractors and trailers are placed in service, we expect depreciation expense will continue to increase.

Net Income. The net income for the three months ended September 30, 2010 was $101,391 compared to a net loss of $(103,382) for the three months ended September 30, 2009. The net income for the nine months ended  September  30, 2010 was $667,068 compared to a net loss of $(201,300) for the nine months ended September 30, 2009.  Both Star Leasing and Superior Filtration generated income for the quarter and the first nine months of the year.  Operations were negatively impacted due to start up costs incurred as new filter making lines were placed in service and the two new direct offices. The profitability from the older filter making lines will be offset by the new lines as they are added until the Company reaches its normal operating capacity, which management anticipates will be some time in 2011. Profitability overall will also be impacted by the profitability of the two new direct offices.  Our New Mexico Office generated a profit for the three months ended September 30, 2010 and we expect both offices to generate a profit by the fourth a quarter of this year.  Air Filtration net income for the three months ended September 30, 2010 were $89,100 compared to Air Filtration net loss of $(103,382) for the three months ended September 30, 2009.

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

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009.

	2010	2009
Net cash generated (used in) operating activities	$526,861	(704,985)
Net cash generated (used in) investing activities	$(1,045,386)	(95,102)
Net cash provided by financing activities	$120,472	582,093
Net increase (decrease) in cash and cash equivalents during period	$(398,053)	(217,994)

Net Cash Generated (Used In) Operating Activities. Cash generated by operating activities was $526,861 for the nine months ended September 30, 2010 compared to cash used by operations of $(704,985) for the nine months ended September 30, 2009. The primary source of cash from operations relates to the profits of Superior and Star Leasing. As the Company continues to expand, we will require additional cash to expand its operations as we did during the first nine months of 2009.

Net Cash Generated (Used In) Investing Activities. Cash used in investing activities was $(1,045,386) for the nine months ended September 30, 2010 compared with $(95,102) used in operations for the nine months ended September 30, 2009. The primary use of cash from investing activities was to acquire additional filter making equipment, tractors and trailers. The Company intends to expand its operations over the next two years which will require additional cash to facilitate this growth.

Net Cash Provided by Financing Activities. Cash from financing activities was $120,472 for the nine months ended September 30, 2010 compared to $582,093 for the nine months ended September 30, 2009. As the operations continue to expand we will acquire additional capital to expand our operations and will need to raise additional capital.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Superior has not compensated certain members of its management.  Accordingly, our financial statements do not reflect compensation expenses for such persons.  If we had compensated such management on a reasonable basis, our total operating expenses would have been greater, which would have adversely affected the amount of income  for the nine months ended September 30, 2010 and the size of our loss for the nine months ended September 30, 2009.

 It is difficult to anticipate future levels of income and loss while the Company expands its operations.  During the third quarter of 2010, Superior continued to develop its direct offices in Albuquerque, New Mexico and Denver, Colorado which reduced earnings from operations by approximately $64,357 for the nine months ended September 30, 2010 and $140,102 for the nine months ended September 30, 2009.

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

-

Revenue Recognition: The Company recognizes revenues from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary. Revenue from our logistics Company (freight hauling operations) is recognized upon delivery and acceptance of the delivered product..

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

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), (formerly, SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This new standard establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  The Codification now supersedes all previous-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has now become non-authoritative.  Now that the Codification is in effect, all of its content carries the same level of authority.  The adoption of this standard did not have an impact on our consolidated financial statements.  Management does not believe that any other recently issued, but not yet effective accounting standards, if adapted, will have a material effect on the financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses in our disclosure controls and procedures:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              On September 15, 2010 Superior Filtration Products, Inc. was served with a complaint in the United States District Court for the Eastern District of North Carolina, Eastern Division, (Flanders Corporation ad Flanders Filters, Inc. v. Superior Filtration Products, LLC and EnergySolutions, LLC, Civil Action No. 4:10-CV-122) in an action for copyright and trademark infringement and unfair competition. Superior Filtration Products, Inc. is currently evaluating the merits of this legal action.

ITEM 1A.  RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Nine month period ended September 30, 2010 we issued shares of our restricted common stock to the following:

Recipient	Number of Shares	Attributed Value (1)
Private Placement Participants	Series B Preferred 2,622,149	$2,616,038
Randal Menscer	Common Shares 15,000,000	$4,500,000

(1).All of the foregoing shares of common stock issued were issued in reliance on the exemption from registration available under Section 4(2) of the Securities Act.

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

Dated: November 18, 2010

PACIFIC ALLIANCE CORPORATION

By/s/ Steven Clark

President/Principal Executive and Financial Officer